Form 10-Q
period 2003-06-30
BRICKMAN GROUP LTD
filed 2003-08-08
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-11917

THE BRICKMAN GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	23-2949247
(State of incorporation)	(I.R.S. Employer Identification No.)

375 South Flowers Mill Road Langhorne, Pennsylvania	19047
(Address of Principal Executive Offices)	(Zip Code)

(215) 757-9400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

11 3/4% Senior Subordinated Notes due 2009, series B

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The registrant is a wholly owned subsidiary of Brickman Group Holdings, Inc. None of its, or Brickman Group Holdings, Inc.’s, common equity is publicly traded.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands except for share data)

	December 31, 2002	June 30, 2003
ASSETS
Current asset:
Cash and cash equivalents	$6,281	$182
Accounts receivable, net of allowance for doubtful accounts	31,810	33,663
Unbilled revenue	4,498	18,213
Deferred tax .asset	4,731	5,071
Other current assets	1,334	846

Total current assets	48,654	57,975

Property and equipment, net of accumulated depreciation	26,188	29,560
Deferred charges, net of accumulated amortization	9,214	9,010
Intangible assets, net of accumulated amortization	120,818	109,679
Goodwill	32,663	32,663
Restricted investments and other assets	560	779

Total assets	$238,097	$239,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,972	$8,154
Deferred revenue	3,284	5,771
Revolving credit	—	4,000
Capital lease obligation-current portion	401	408
Long-term debt-current portion	5,008	5,007
Accrued interest	635	833
Accrued expenses	16,214	17,800

Total current liabilities	36,514	41,973

Long-term debt and other liabilities:
Capital lease obligation	434	274
Long-term debt	195,000	193,250
Deferred tax liability	2,658	898
Other liabilities	360	574

Total liabilities	234,966	236,969

Commitments and contingencies

Shareholders’ equity:
Class A voting common stock, $.01 par value; 1,100,000 authorized and 51,317 issued, both periods	1	1
Class A non-voting common stock, $.01 par value; 1,100,000 authorized and 283,548 issued, both periods	3	3
Class B non-voting common stock, $.01 par value; 200,000 authorized and 117,517 issued, both periods	1	1
Class C non-voting common stock, $.01 par value; 100,000 authorized and 75,000 issued, both periods	1	1
Paid-in capital	194,994	194,994
Accumulated deficit	(869)	(1,303)
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholders’ basis adjustment	3,131	2,697

Total liabilities and shareholders’ equity	$238,097	$239,666

The accompanying notes and the notes to the Company’s Audited Consolidated Financial Statements are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands except for share data)

	Predecessor	Successor	Predecessor	Successor
	For the three months ended June 30, 2002	For the three months ended June 30, 2003	For the six months ended June 30, 2002	For the six months ended June 30, 2003
Service revenues	$92,542	$105,902	$140,187	$181,319
Cost of services provided	59,934	69,962	96,991	129,539

Gross profit	32,608	35,940	43,196	51,780
General and administrative expenses	15,161	16,363	27,444	30,838
Amortization	474	5,810	949	11,620

Income from operations	16,973	13,767	14,803	9,322
Interest expense	1,288	5,060	2,536	10,098

Income (loss) before income taxes	15,685	8,707	12,267	(776)
Income tax provision (benefit)	6,176	3,532	4,681	(342)

Net income (loss)	9.509	5,175	7,586	(434)
Accretion of preferred stock dividends	3,425	—	6,715	—

Net income (loss) related to common shareholders	$6,084	$5,175	$871	$(434)

The accompanying notes and the notes to the Company’s Audited Consolidated Financial Statements are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands except for share data)

	Predecessor	Successor
	For the six months ended June 30, 2002	For the six months ended June 30, 2003
Cash flows from operating activities
Net income(loss)	$7,586	$(434)
Adjustments to reconcile net income (loss) to net change in cash from operating activities:
Depreciation	4,094	4,907
Amortization	949	11,620
Deferred taxes	1,125	(2,100)
Provision for doubtful accounts	(150)	(616)
(Gain)loss on disposal of assets	(8)	(71)
Changes in operating assets and liabilities	(2,298)	(12,970)

Net change in cash from operating activities	11,298	336

Cash flows from investing activities
Purchase of property and equipment	(10,491)	(8,247)
Proceeds from sale of property and equipment	83	39

Net change in cash from investing activities	(10,408)	(8,208)

Cash flows from financing activities
Transaction fees paid	—	(323)
Proceeds from issuance of common stock	12	—
Redemption of common stock	(23)	—
Payments on long-term debt	(7,178)	(1,904)
Proceeds from borrowings	1,012	4,000
Cash overdraft	1,640	—

Net change in cash from financing activities	(4,537)	1,773

Net change in cash	(3,647)	(6,099)
Cash at beginning of period	3,647	6,281

Cash at end of period	$—	$182

The accompanying notes and the notes to the Company’s Audited Consolidated Financial Statements are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

1. Business:

The Brickman Group, Ltd. (the “Company”) performs landscape maintenance, landscape construction and enhancement, and snow removal services for commercial customers in major metropolitan areas in 23 states throughout the United States. Landscape maintenance services are generally provided under cancelable contracts ranging from 1 to 8 years in length. The Company provides these services to a diverse set of customers with one or more sites, including regional and national commercial, retail, and industrial property owners, corporations, residential communities, schools and universities, hotels, hospitals, and governmental agencies. Services include grass mowing, planting and care of flower beds, tree and shrub pruning, bed edging, controlling weed and pests, fertilizing, planting of grass, groundcovers, shrubs and trees, grading, and removing snow and ice.

2. The Transaction:

On December 20, 2002, the Company entered into a series of transactions (the “Transaction”) in which a newly formed holding company, Brickman Group Holdings, Inc. (“Holdings”), became the parent company of the Company. Holdings raised $80.1 million in equity capital which was invested in the Company and the Company raised $150 million from the sale of 11.75% senior subordinated notes due in 2009 and $50 million from the issuance of term notes to a group of banks. From these proceeds, $186.1 million was used to redeem the stock of certain of the Company’s shareholders and $94.6 million was used to repay existing indebtedness. In addition to the equity raised, certain shareholders of the Company exchanged their Company preferred and common stock with a fair value of $114.9 million for Class A common stock and Class L mandatorily redeemable common stock of Holdings. The transaction results in a new basis of accounting for Brickman as the transaction was accounted for as a business combination. Consequently, the financial position, results of operations, and cash flows of the Company before the Transaction are not comparable to financial position, results of operations, and cash flows after the Transaction. Amounts and disclosures that relate to balances, operations, and cash flows prior to the Transaction are identified as “Predecessor” financial information and amounts and disclosures that relate to balances, operations, and cash flows subsequent to the Transaction are identified as “Successor” financial information.

3. Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and on the same basis of presentation as the Company’s annual financial statements. Accordingly, they do not include all information required by GAAP. These financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned by the Company. All significant intercompany transactions and account balances have been eliminated.

These financial statements have been prepared by management, are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the years ended December 31, 2000 and 2001 and the period from January 1, 2002 (“Predecessor”), and the period from December 20 to December 31, 2002 (“Successor”). In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and amortization, are not significantly impacted by business seasonality.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, management reviews its estimates, including those related to allowances for doubtful accounts, revenue recognition, valuation of operating supplies, self-insurance reserves, purchase accounting estimates, useful lives for depreciation and amortization, realizability of deferred tax assets, and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from estimates.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

4. Recent Accounting Pronouncements:

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123”, (“FAS No. 148”) amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“FAS No. 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation in these financial statements in accordance with APB No. 25. FAS No. 148 also amends the disclosure provisions of FAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. It also amends APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. FAS No. 148 has been adopted by the Company.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company continues to evaluate the impact of FIN 46 on its financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (FAS 150) establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and shall be effective at the beginning of the first interim period beginning after June 15, 2003. Management will continue to evaluate the provisions of FAS 150, however, the adoption of this pronouncement is not expected to have a material effect on the Company’s financial position.

5. Stock-Based Compensation:

On March 30, 2003, Holdings granted options to purchase 8,379 shares of Holdings Class A Common Stock at an exercise price of $1,000 per share to certain employees of the Company. The exercise price represented fair market value at the date of grant. The options vest over 5 years and are exercisable through March, 2013. The Company accounts for stock-based compensation plan in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was recognized for these grants because the exercise prices of the options equaled the fair market value of the underlying stock on the date of grant.

The following table discloses the effect on net income if the Company had applied the fair value based measurement and recognition provisions of SFAS No. 123 to stock-based employee compensation. The Black-Scholes valuation model was used to establish the fair value of the options. A risk free rate of 2.0% at the date of grant was assumed. No volatility factor was used in the valuation since Holding’s stock is not traded publicly.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

	Predecessor	Successor	Predecessor	Successor
	For the three months ended June 30, 2002	For the three months ended June 30, 2003	For the six months ended June 30, 2002	For the six months ended June 30, 2003
Net income (loss), as reported	$6,084	$5,175	$871	$(434)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	—	44	—	45

Pro forma net income (loss)	$6,084	$5,131	$871	$(479)

6. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2002	June 30, 2003
Accounts receivable	$33,854	$36,060
Allowance for doubtful accounts	(2,044)	(2,397)

Accounts receivable, net	$31,810	$33,663

Accounts receivable amounts include retention on incomplete projects that will be completed within one year. All other amounts are due currently.

7. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2002	June 30, 2003
Payroll-related accruals	$7,095	$5,968
Insurance reserves	4,470	5,701
Other accrued expenses	4,649	6,131

Total accrued expenses	$16,214	$17,800

8. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2002	June 30, 2003
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior bank facility, due 2008 bearing interest at 4.1%	50,000	48,250

Total	$200,000	$198,250
Installment notes payable, due 2003 bearing interest 8.5%	8	7

Total long-term debt	$200,008	$198,257
Less:
Current portion	(5,008)	(5,007)

Long-term debt, net	$195,000	$193,250

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

As of June 30, 2003, $4.0 million was outstanding on our revolving credit facility and our senior bank facility was fixed on a 180-day LIBOR contract expiring in June with a rate of 5.75%.

9. Supplemental Cash Flow Information:

	Predecessor	Successor
	For the six months ended June 30, 2002	For the six months ended June 30, 2003
Cash paid for interest	$9,900	$2,812

Cash paid for income taxes	$1,430	$457

Changes in operating assets and liabilities are as follows:

	Predecessor	Successor
	For the six months ended June 30, 2002	For the six months ended June 30, 2003
Accounts receivable	$(3,153)	$(1,237)
Unbilled revenue	(9,717)	(13,715)
Other current assets	627	315
Accounts payable	4,942	(2,818)
Deferred revenue	(1,890)	2,487
Accrued interest	(275)	198
Accrued expenses	7,073	1,586
Other liabilities	95	214

Total	$(2,298)	$(12,970)

10. Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are fully insured. The Company’s accrual for unpaid and incurred but not reported claims under these programs at June 30, 2003 was $5,701 and is included with accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of June 30, 2003 that have not already been disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations covers periods prior to the consummation of the Company’s 2002 recapitalization (the “Transaction”). As part of the Transaction, we entered into the various financing arrangements described herein and, as a result, we now have a different capital structure. Accordingly, the results of operations for periods subsequent to the consummation of the Transaction will not necessarily be comparable to prior periods. This discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this document. Some of the statements set forth below and elsewhere in this document include forward-looking statements that involve risks and uncertainties.

Overview

We are one of the largest providers of commercial landscape maintenance services in the United States, servicing over 8,000 commercial properties in 23 states. We were founded in 1939 and have been continually managed by members of the Brickman family. We provide our landscape maintenance services, including lawn care, flower bed planting and care, tree and shrub pruning, leaf removal, weed and pest control, irrigation maintenance, fertilization and mulching, to a diverse set of customers pursuant to maintenance contracts. The vast majority of our customers use our services at more than one property and include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers in order to satisfy their needs and to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

We recognize contract revenue on a monthly basis in proportion to our costs incurred compared to total expected costs. Each month, the Company divides the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which loss is identified. The current asset, unbilled revenue and the current liability, deferred revenue result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts. Because our work has seasonal peaks (e.g., mulch, flowers, and intensive mowing in the spring, and flowers and intensive mowing in the early fall), on calendar contracts, billings generally exceed revenue until March and then revenue exceeds billings until the completion of contracts at the end of the year.

Costs of services includes both direct costs that are charged to specific projects (e.g., labor and materials) and indirect costs that are not charged to specific projects (e.g., overtime, debris disposal, small tools, depreciation and fuel) and are expensed as incurred. A large component of our costs is variable, the largest of which are labor and materials. Many of our contracts contain provisions allowing us to periodically adjust our pricing to reflect increases in these costs.

General and administrative expenses are comprised of salaries and related expenses, including benefits and bonuses, for non-field personnel. Other general and administrative expenses include rent, office expenses, professional fees, insurance and depreciation of leaseholds, computer hardware, software licenses and office equipment.

Results of Operations

The following table for the three month and six month periods ended June 30, 2002 and 2003 depicts costs as a percentage of revenue.

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Service revenue	100%	100%	100%	100%

Cost of service	65%	66%	69%	71%

Gross profit	35%	34%	31%	29%

General and administrative expenses	16%	15%	20%	17%

Amortization	1%	5%	1%	6%

Income (loss) from operations	18%	13%	11%	5%

Interest expense	1%	5%	2%	6%

Income (loss) before taxes	17%	8%	9%	0%

Income tax provision (benefit)	7%	3%	3%	0%

Net income (loss)	10%	5%	5%	0%

Accretion of preferred stock dividends	4%	0%	5%	0%

Net income (loss) related to common shareholders	7%	5%	1%	0%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003

Revenue. Revenue for the three months ended June 30, 2003 increased by $13.4 million, or 14%, to $105.9 million from $92.5 million for the same period in 2002. The increase was driven by an $11.2 million increase in landscape revenue, a $1.4 million increase in snow removal revenue and a $.8 million increase in design/build revenue. Landscape revenue was the largest component accounting for 83.6% of total revenue for the three months ended June 30, 2003. The increase in maintenance revenues was the result of new maintenance sales and strong customer retention. The increase in design/build revenue reflected improved sales in this more cyclical service offering.

Gross profit. Gross profit for the three months ended June 30, 2003 increased by $3.3 million, or 10%, to $35.9 million from $32.6 million for the same period in 2002. The increase in gross profit was the result of the additional landscape and design/build revenue described above. Gross margin (gross profit as a percent of revenue) decreased slightly from 35% for the three months ended June 30, 2002 to 34% for the same period in 2003. This decline was the result of production and scheduling challenges associated with above normal spring rain fall amounts in many of the Company’s markets.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2003 increased 8% to $16.4 million from $15.2 million for the same period in 2002. General and administrative expenses as a percentage of revenue decreased to 15.5% for the three months ended June 30, 2003 from 16.4% for the three months ended June 30, 2002. This decline was driven by the decrease in costs associated with the implementation of a new computer system.

Amortization expense. Amortization expense increased for the three months ended June 30, 2003 by $5.3 million to $5.8 million from $0.5 million for the same period in 2002. Amortization of goodwill associated with the 1998 business combination was discontinued in 2002 with the adoption of Statement of Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Amortization expense in 2003 relates to the customer contracts and relationships intangible asset established in connection with the December 2002 financing transaction. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the three months ended June 30, 2003 decreased $3.2 million to $13.8 million from $17.0 million for the same period in 2002. Additional amortization expense described above was principally responsible for the decrease.

Interest expense. Interest expense for the three months ended June 30, 2003 increased $3.8 million to $5.1 million from $1.3 million for the same period in 2002. Average debt outstanding increased to $201.4 million from

$101.5 million as a result of the December 2002 Transaction. The weighted average rate of interest on the borrowings increased to 9.9% for the three months ended June 30, 2003 from 4.8% for the same period in 2002 as a result of the Transaction.

Income taxes. An income tax provision was recorded for the three months ended June 30, 2003 at an effective rate of 41%. The expected effective rate for the year ended December 31, 2003 is 44%. This provision brings the effective rate for the provision for the six months ended June 30, 2003 to 44%. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. Net income for the three months ended June 30, 2003 decreased $4.3 million to $5.2 million from $9.5 million for the same period in 2002 for the reasons noted above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2003

Revenue. Revenue for the six months ended June 30, 2003 increased by $41.1 million, or 29%, to $181.3 million from $140.2 million for the same period in 2002. The increase was driven by a $31.2 million increase in snow removal revenue, a $9.8 million increase in landscape maintenance revenue and a $.1 million increase in design/build revenue. Landscape revenue was the largest component accounting for 70.4% of total revenue for the six months ended June 30, 2003. The increase in snow removal revenues was a result of greater snowfalls in many of the Company’s seasonal markets in 2003, combined with increased penetration of this service offering with existing and new maintenance customers. The increase in maintenance revenues was the result of new maintenance sales and strong customer retention. The increase in design/build revenue reflected improved sales in this more cyclical service offering.

Gross profit. Gross profit for the six months ended June 30, 2003 increased by $8.6 million, or 19.9%, to $51.8 million from $43.2 million for the same period in 2002. The increase in gross profit was the result of the additional snow volume described above. Gross margin decreased slightly from 30.8% for the six months ended June 30, 2002 to 28.6% for the same period in 2003. This decline was the result of a sharp increase in subcontractor costs related to the increased snow removal activity and the production and scheduling challenges associated with above normal spring rain fall amounts in many of the Company’s markets.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2003 increased 12.4% to $30.8 million from $27.4 million for the same period in 2002. General and administrative expenses as a percentage of revenue decreased to 17.0% for the six months ended June 30, 2003 from 19.6% for the six months ended June 30, 2002. This decline is the result of a large increase in revenue in the period, principally from snow removal activities, and the decrease in costs associated with the implementation of a new computer system

Amortization expense. Amortization expense increased for the six months ended June 30, 2003 by $10.7 million to $11.6 million from $0.9 million for the same period in 2002. Amortization of goodwill associated with the 1998 business combination was discontinued in 2002 with the adoption of Statement of Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Amortization expense in 2003 relates to the customer contracts and relationships intangible asset established in connection with the December 2002 financing transaction. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the six months ended June 30, 2003 decreased $5.5 million to $9.3 million from $14.8 million for the same period in 2002. Additional amortization expense described above was responsible for the decrease.

Interest expense. Interest expense for the six months ended June 30, 2003 increased $7.6 million to $10.1 million from $2.5 million for the same period in 2002. Average debt outstanding increased to $201.9 million from $ 101.8 million as a result of the December 2002 financing transaction. The weighted average rate of interest on the borrowings increased to 9.9% for the six months ended June 30, 2003 from 5.1% for the same period in 2002 as a result of the transaction.

Income taxes. An income tax provision was recorded for the six months ended June 30, 2003 at an effective rate of 44%, the expected effective rate for the year ended December 31, 2003. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net loss. The net loss of $(0.4) million for the six months ended June 30, 2003 represented a decrease of $8.0 million from $7.6 million in net income in the same period in 2002 and resulted from the increase in interest and amortization costs noted above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the six month periods ended June 30, 2002 and 2003, cash provided by operating activities was $11.3 million and $.3 million, respectively. Increases in interest and tax payments contributed to $8.1 million of the $11 million decrease. As a result of the Transaction, interest payments increased $7.1 million to $9.9 million from $2.8 million in the same period in 2002. Tax payments increased $1.0 million to $1.4 from $0.4 million in the same period last year. Our cash flow from operations is positive despite our net loss due to high levels of non-cash items, principally amortization and depreciation.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $10.5 million and $8.2 million, for the six months ended June 30, 2002 and 2003, respectively. Capital expenditures in the first half of 2002 included $1.4 million related to the implementation of a new computer system.

In the first half of 2002, net cash used in financing activities was $4.5 million, consisting of debt repayments of $7.2 million offset by a cash overdraft of $1.6 million and $1.0 million borrowed under a capital lease for software licenses. In the first half of 2003, net cash provided by financing activities was $1.7 million, consisting of a $4.0 million advance on our revolving credit facility offset by debt repayments of $1.9 million.

As of June 30, 2003, $4.0 million was outstanding on our revolving credit facility and our senior bank facility was fixed on 90 and 180-day LIBOR contracts expiring in September and December with a rate of 4.1%.

We believe that our internal cash flows and borrowings under the revolving portion of our credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they may mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Seasonality

Our landscape business is seasonal. Losses generally occur in the first quarter since, in most markets there is very little landscape revenue to be recognized, but fixed overheads (e.g., management and supervisory salaries and benefits, rent, depreciation) continue.

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in our financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting policies are more fully described in the notes to the financial statements. Certain accounting policies however are considered to be critical in that they are most important to the depiction of the Company’s financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Goodwill: Goodwill, representing the excess of the cost over the net tangible and identifiable assets acquired in business combinations, is stated at cost. Goodwill and intangibles with indefinite lives are not amortized, but tested for impairment no less frequently than annually. Impairment is measured by comparing the carrying value to fair value using quoted market prices, a discounted cash flow model, or a combination of both.

Impairment or Disposal of Long-lived Assets: In the event that facts and circumstances indicate that the carrying value of long-lived assets, primarily property and equipment and certain identifiable intangible assets with defined lives, may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from the undiscounted cash flows related to the asset, an impairment loss is recorded for the difference between the carrying amount of the asset and its fair value.

Service Revenues: The Company performs landscape maintenance, landscape construction and enhancement, and snow removal services. Revenue is recognized based upon the service provided and the contract terms.

Landscape maintenance:

Landscape maintenance services are generally provided under annual contracts. Revenue for these services is recognized as follows: each month, the Company divides the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

Landscape construction and enhancement:

Landscape construction and enhancement services are generally provided under contracts of less than one year. Revenue for these services is recognized as follows: each month, the Company divides the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

Snow Removal:

Snow removal services are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are performed.

The current asset, unbilled revenue, and the current liability, deferred revenue, result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts.

Risk Management: The Company carries general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are fully insured. The Company’s accrual for unpaid and incurred but not reported claims under these programs at June 30, 2003 was $5,701 and is included in accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. While the ultimate amount of these claims is dependent on future developments in management’s opinion, recorded accruals are adequate to cover these claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk for the fiscal year ended December 31, 2002, refer to our Form 10-K Equivalent annual report.

ITEM 4. CONTROLS AND PROCEDURES

Our officers are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These internal controls are reviewed by Company’s management in order to monitor compliance. In addition, the Audit Committee meets regularly with management to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

There were no significant changes in internal controls subsequent to the date of our officers’ evaluation.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

3.1.1	Certificate of Amendment to Certificate of Incorporation effective July 31, 2003.

31.1	Certification of CEO Scott W. Brickman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Charles B. Silcox pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Scott W. Brickman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Charles B. Silcox pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

The following exhibits are filed with this report and made a part hereof.

(a)	Financial Statement Schedules:

Not applicable.

(b)	Reports on Form 8-K:

Filing	Date	Item Reported	Information Reported
8-K	8/6/2003	Items 7 & 9 Results of Operations and Financial Condition.	Quarterly earnings announcement and related press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date: August 8, 2003	The Brickman Group, Inc. (Registrant)

/s/ Charles B. Silcox
Chief Financial Officer