Form 10-Q
period 2003-09-30
BRICKMAN GROUP LTD
filed 2003-11-10
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The registrant is a wholly owned subsidiary of Brickman Group Holdings, Inc. None of its, or Brickman Group Holdings, Inc.’s, common equity is publicly traded.

PART	I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands except for share data)

	December 31, 2002	(Unaudited) September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,281	$10,459
Accounts receivable, net of allowance for doubtful accounts	31,810	29,857
Unbilled revenue	4,498	18,985
Deferred tax asset	4,731	5,251
Other current assets	1,334	2,280

Total current assets	48,654	66,832

Property and equipment, net of accumulated depreciation	26,188	27,924
Deferred charges, net of accumulated amortization	9,214	8,901
Intangible assets, net of accumulated amortization	120,818	104,109
Goodwill	32,663	32,663
Restricted investments and other assets	560	882

Total	$238,097	$241,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,972	$6,596
Deferred revenue	3,284	5,667
Capital lease obligation - current portion	401	408
Long-term debt - current portion	5,008	5,000
Accrued interest	635	5,337
Accrued expenses	16,214	19,599

Total current liabilities	36,514	42,607
Long-term debt and other liabilities:
Capital lease obligation	434	195
Long-term debt	195,000	192,500
Deferred tax liability	2,658	28
Other liabilities	360	674

Total liabilities	234,966	236,004

Commitments and contingencies

Shareholders’ equity:
Class A voting common stock, $.01 par value; 1,100,000 and 51,317 authorized respectively, and 51,317 issued, both periods	1	1
Class A non-voting common stock, $.01 par value; 1,100,000 and 283,548 authorized respectively and 283.548 issued, both periods	3	3
Class B non-voting common stock, $.01 par value; 200,000 and 117,517 authorized respectively and 117,517 issued, both periods	1	1
Class C non-voting common stock, $.01 par value; 100,000 and 75,000 authorized respectively and 75,000 issued, both periods	1	1
Paid-in capital	194,994	194,994
Accumulated deficit	(869)	1,307
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholders’ equity	3,131	5,307

Total liabilities and shareholders’ equity	$238,097	$241,311

The accompanying notes and the notes to the Company’s Audited Consolidated Financial Statements are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands)

	Predecessor For the three months ended September 30, 2002	Successor For the three months ended September 30, 2003	Predecessor For the nine months ended September 30, 2002	Successor For the nine months ended September 30, 2003
Service revenues	$79,519	$87,757	$219,704	$269,076
Cost of services provided	50,787	58,105	147,775	187,644

Gross profit	28,732	29,652	71,929	81,432
General and administrative expenses	14,175	15,131	41,619	45,969
Amortization	510	5,810	1,458	17,430

Income from operations	14,047	8,711	28,852	18,033
Interest expense	1,245	5,121	3,782	15,219

Income before income taxes	12,802	3,590	25,070	2,814
Income tax provision	5,673	980	10,355	638

Net income	7,129	2,610	14,715	2,176
Accretion of preferred stock dividends	3,566	—	10,281	—

Net income related to common shareholders	$3,563	$2,610	$4,434	$2,176

The accompanying notes and the notes to the Company’s Audited Consolidated Financial Statements are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Predecessor For the nine months ended September 30, 2002	Successor For the nine months ended September 30, 2003
Cash flows from operating activities
Net income	$14,715	$2,176
Adjustments to reconcile net income to net change in cash from operating activities:
Depreciation	6,330	7,487
Amortization	1,458	17,430
Deferred taxes	3,300	(3,150)
Provision for doubtful accounts	36	487
(Gain)loss on disposal of assets	(24)	64
Net changes in operating assets and liabilities	(4,393)	(7,811)

Net change in cash from operating activities	21,422	16,683

Cash flows from investing activities
Purchase of property and equipment	(12,403)	(9,387)
Proceeds from sale of property and equipment	111	100

Net change in cash from investing activities	(12,292)	(9,287)

Cash flows from financing activities
Transaction fees paid	—	(478)
Proceeds from issuance of common stock	12	—
Redemption of common stock	(31)	—
Payments on long-term debt	(9,591)	(2,740)

Net change in cash from financing activities	(9,610)	(3,218)

Net change in cash	(480)	4,178
Cash at beginning of period	3,647	6,281

Cash at end of period	$3,167	$10,459

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

2. The Transaction:

On December 20, 2002, the Company entered into a series of transactions (the “Transaction”) in which a newly formed holding company, Brickman Group Holdings, Inc. (“Holdings”), became the parent company of the Company. Holdings raised $80.1 million in equity capital which was invested in the Company and the Company raised $150 million from the sale of 11.75% senior subordinated notes due in 2009 and $50 million from the issuance of term notes to a group of banks. From these proceeds, $186.1 million was used to redeem the stock of certain of the Company’s shareholders and $94.6 million was used to repay existing indebtedness. In addition to the equity raised, certain shareholders of the Company exchanged their Company preferred and common stock with a fair value of $114.9 million for Class A common stock and Class L mandatorily redeemable common stock of Holdings. The transaction results in a new basis of accounting for the Company as the transaction was accounted for as a business combination. Consequently, the financial position, results of operations, and cash flows of the Company before the Transaction are not comparable to the financial position, results of operations, and cash flows after the Transaction. Amounts and disclosures that relate to balances, operations, and cash flows prior to the Transaction are identified as “Predecessor” financial information and amounts and disclosures that relate to balances, operations, and cash flows subsequent to the Transaction are identified as “Successor” financial information.

3. Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and on the same basis of presentation as the Company’s annual financial statements. Accordingly, they do not include all information required by GAAP. These financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned by the Company. All significant intercompany transactions and account balances have been eliminated.

These financial statements have been prepared by management, are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the years ended December 31, 2000 and 2001 and the period from January 1, 2002 to December 19, 2002 (“Predecessor”), and the period from December 20 to December 31, 2002 (“Successor”). In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and amortization, are not significantly impacted by business seasonality.

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

4. Recent Accounting Pronouncements:

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123”, (“FAS No. 148”) amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS No. 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation in these financial statements in accordance with APB No. 25. FAS No. 148 also amends the disclosure provisions of FAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. It also amends APB Opinion No. 28 “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. FAS No. 148 has been adopted by the Company.

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Financial Accounting Standards Board (FASB) deferred the implementation date for FIN 46 for variable interest entities that existed prior to February 1, 2003 in financial statements issued for periods ending after December 15, 2003 (December 31, 2003 for the Company). The Company continues to evaluate the impact of FIN 46 on its financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (FAS 150) establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and shall be effective at the beginning of the first interim period beginning after December 15, 2003. Management will continue to evaluate the provisions of FAS 150, however, the adoption of this pronouncement is not expected to have a material effect on the Company’s financial position.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

5. Stock-Based Compensation:

On March 30, 2003, Holdings granted options to purchase 8,379 shares of Holdings Class A Common Stock at an exercise price of $1,000 per share to certain employees of the Company. The exercise price represented fair market value at the date of grant. The options vest over 5 years and are exercisable through March 2013. Employees with options to purchase 81 shares had their employment terminated during the three and nine month periods ended September 30, 2003 and forfeited these options to the Company. The Company accounts for stock-based compensation in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was recognized for these grants because the exercise prices of the options equaled the fair market value of the underlying stock on the date of grant.

The following table discloses the effect on net income if the Company had applied the fair value based measurement and recognition provisions of SFAS No. 123 to stock-based employee compensation. The Black-Scholes valuaton model was used to establish the fair value of the options. A risk free rate of 2.0% at the date of grant was assumed. No volatility factor was used in the valuation since Holdings’ stock is not traded publicly.

	Predecessor	Successor	Predecessor	Successor
	For the three months ended September 30, 2002	For the three months ended September 30, 2003	For the nine months ended September 30, 2002	For the nine months ended September 30, 2003
Net income, as reported	$7,129	$2,610	$14,715	$2,176
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	—	45	—	90

Pro forma net income	$7,129	$2,565	$14,715	$2,086

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

6. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2002	September 30, 2003
Accounts receivable	$33,854	$31,907
Allowance for doubtful accounts	(2,044)	(2,050)

Accounts receivable, net	$31,810	$29,857

Accounts receivable amounts include retention on incomplete projects that will be completed within one year. All other amounts are due currently.

7. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2002	September 30, 2003
Payroll-related accruals	$7,095	$6,895
Insurance reserves	4,470	6,555
Other accrued expenses	4,649	6,149

Total accrued expenses	$16,214	$19,599

8. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2002	September 30, 2003
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior bank facility, due 2008 bearing interest at 4.1%	50,000	47,500

Total	$200,000	$197,500
Installment notes payable, due 2003 bearing interest 8.5%	8	—

Total long-term debt	$200,008	$197,500
Less:
Current portion	(5,008)	(5,000)

Long-term debt, net	$195,000	$192,500

As of September 30, 2003, there was no balance outstanding on our revolving credit facility and our senior bank facility was fixed on a 180-day LIBOR contract expiring in December with a rate of 4.1%.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(Unaudited)

(dollars in thousands)

9. Supplemental Cash Flow Information:

	Predecessor	Successor
	For the nine months ended September 30, 2002	For the nine months ended September 30, 2003
Cash paid for interest	$3,930	$10,517
Cash paid for income taxes	$4,070	$2,419

Changes in operating assets and liabilities are as follows:

	Predecessor	Successor
	For the nine months ended September 30, 2002	For the nine months ended September 30, 2003
Accounts receivable	$(1,201)	$1,466
Unbilled revenue	(8,469)	(14,487)
Other current assets	(384)	(1,198)
Accounts payable	1,059	(4,376)
Deferred revenue	(2,967)	2,383
Accrued interest	(148)	4,702
Accrued expenses	7,631	3,385
Other liabilities	86	314

Total	$(4,393)	$(7,811)

10. Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation, vehicle collision and liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are fully insured. The Company’s accrual for unpaid and incurred but not reported claims under these programs at September 30, 2003 was $6,555 and is included with accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of September 30, 2003 that have not already been disclosed.

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

Overview

We are one of the largest providers of commercial landscape maintenance services in the United States, servicing over 8,000 commercial properties in 23 states. We were founded in 1939 and have been continually managed by members of the Brickman family. We provide our landscape maintenance services, including lawn care, flower bed planting and care, tree and shrub pruning, leaf removal, weed and pest control, irrigation maintenance, fertilization and mulching, to a diverse set of customers pursuant to maintenance contracts. The vast majority of our customers use our services at more than one property and includes regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers in order to satisfy their needs and to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

We recognize contract revenue on a monthly basis in proportion to our costs incurred compared to total expected costs. Each month, the Company divides the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which loss is identified. The current asset (unbilled revenue) and the current liability (deferred revenue) result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts. Because our work has seasonal peaks (e.g., mulch, flowers, and intensive mowing in the spring, and flowers and intensive mowing in the early fall), on calendar contracts, billings generally exceed revenue until March and then revenue exceeds billings until the completion of contracts at the end of the year.

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

Results of Operations

The following table for the three month and nine month periods ended September 30, 2002 and 2003 depicts costs as a percentage of revenue.

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Service revenue	100%	100%	100%	100%
Cost of service	64%	66%	67%	70%
Gross profit	36%	34%	33%	30%
General and administrative expenses	18%	17%	19%	17%
Amortization	1%	7%	1%	6%
Income from operations	17%	10%	13%	7%
Interest expense	2%	6%	2%	6%
Income before taxes	15%	4%	11%	1%
Income tax provision	7%	1%	5%	0%
Net income	8%	3%	7%	1%
Accretion of preferred stock dividends	4%	0%	5%	0%
Net income related to common shareholders	4%	3%	2%	1%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003

Revenue. Revenue for the three months ended September 30, 2003 increased by $8.2 million, or 10.4%, to $87.8 million from $79.5 million for the same period in 2002. The increase was driven by a $6.3 million increase in landscape revenue, and a $1.9 million increase in design/build revenue. Landscape revenue was the largest component accounting for 89.8% of total revenue for the three months ended September 30, 2003. The increase in maintenance revenues was the result of new maintenance sales and strong customer retention. The increase in design/build revenue reflected improved sales in this more cyclical service offering.

Gross profit. Gross profit for the three months ended September 30, 2003 increased by $0.9 million, or 3.2%, to $29.7 million from $28.7 million for the same period in 2002. The increase in gross profit was the result of the additional landscape and design/build revenue described above. Gross margin (gross profit as a percent of revenue) decreased from 36.1% for the three months ended September 30, 2002 to 33.8% for the same period in 2003. This decline was the result of production and scheduling challenges associated with above normal rainfall amounts in many of the Company’s markets.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2003 increased 6.7% to $15.1 million from $14.2 million for the same period in 2002. General and administrative expenses as a percentage of revenue decreased to 17.2% for the three months ended September 30, 2003 from 17.8% for the three months ended September 30, 2002. This decline was driven by the decrease in costs associated with the implementation of a new computer system.

Amortization expense. Amortization expense increased for the three months ended September 30, 2003 by $5.3 million to $5.8 million from $0.5 million for the same period in 2002. Amortization of goodwill associated with the 1998 business combination was discontinued in 2002 with the adoption of Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Amortization expense in 2003 relates to the customer contracts and relationships intangible asset established in connection with the Transaction. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the three months ended September 30, 2003 decreased $5.3 million to $8.7 million from $14.0 million for the same period in 2002. Additional amortization expense described above was principally responsible for the decrease.

Interest expense. Interest expense for the three months ended September 30, 2003 increased $3.9 million to $5.1 million from $1.2 million for the same period in 2002. Average debt outstanding increased to $200.5 million from $97.0 million as a result of the Transaction. The weighted average rate of interest on the borrowings increased to 10.2% for the three months ended September 30, 2003 from 5.1% for the same period in 2002 as a result of the Transaction.

Income taxes. An income tax provision was recorded for the three months ended September 30, 2003 at an effective rate of 27.3%. The expected effective rate for the year ended December 31, 2003 is 32.3%. This rate differs from the federal statutory rate of 35% primarily due to nondeductible items reducing the tax benefit expected to be recorded for income taxes for the year ended December 31, 2003.

Net income. Net income for the three months ended September 30, 2003 decreased $4.5 million to $2.6 million from $7.1 million for the same period in 2002 and resulted from the increase in interest and amortization costs noted above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2003

Revenue. Revenue for the nine months ended September 30, 2003 increased by $49.4 million, or 22.0%, to $269.1 million from $219.7 million for the same period in 2002. The increase was driven by a $31.0 million increase in snow removal revenue, a $16.3 million increase in landscape maintenance revenue and a $2.1 million increase in design/build revenue. Landscape revenue was the largest component accounting for 76.4% of total revenue for the nine months ended September 30, 2003. The increase in snow removal revenues was a result of greater snowfalls in many of the Company’s seasonal markets in 2003, combined with increased penetration of this service offering with existing and new maintenance customers. The increase in maintenance revenues was the result of new maintenance sales and strong customer retention. The increase in design/build revenue reflected improved sales in this more cyclical service offering.

Gross profit. Gross profit for the nine months ended September 30, 2003 increased by $9.5 million, or 13.2%, to $81.4 million from $71.9 million for the same period in 2002. The increase in gross profit was the result of the additional snow volume described above. Gross margin decreased slightly from 32.7% for the nine months ended September 30, 2002 to 30.3% for the same period in 2003. This decline was the result of a sharp increase in subcontractor costs related to the increased snow removal activity and the production and scheduling challenges associated with persisent above normal rainfall amounts in many of the Company’s markets.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2003 increased 10.5% to $45.9 million from $41.6 million for the same period in 2002. General and administrative expenses as a percentage of revenue decreased to 17.1% for the nine months ended September 30, 2003 from 18.9% for the nine months ended September 30, 2002. This decline is the result of a large increase in revenue in the period, principally from snow removal activities, and the decrease in costs associated with the implementation of a new computer system.

Amortization expense. Amortization expense increased for the nine months ended September 30, 2003 by $16.0 million to $17.4 million from $1.5 million for the same period in 2002. Amortization of goodwill associated with the 1998 business combination was discontinued in 2002 with the adoption of Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Amortization expense in 2003 relates to the customer contracts and relationships intangible asset established in connection with the Transaction. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the nine months ended September 30, 2003 decreased $10.8 million to $18.0 million from $28.8 million for the same period in 2002. Additional amortization expense described above was responsible for the decrease.

Interest expense. Interest expense for the nine months ended September 30, 2003 increased $11.4 million to $15.2 million from $3.8 million for the same period in 2002. Average debt outstanding increased to $199.5 million from $99.5 million as a result of the Transaction. The weighted average rate of interest on the borrowings increased to 10.2% for the nine months ended September 30, 2003 from 5.1% for the same period in 2002 as a result of the Transaction.

Income taxes. An income tax provision was recorded for the nine months ended September 30, 2003 at an effective rate of 22.7%. The expected effective rate for the year ended December 31, 2003 is 32.3%. This rate differs from the federal statutory rate of 35% primarily due to nondeductible items reducing the tax benefit expected to be recorded for income taxes for the year ended December 31, 2003.

Net income. The net income of $2.2 million for the nine months ended September 30, 2003 represented a decrease of $12.5 million from $14.7 million in net income in the same period in 2002 and resulted from the increase in interest and amortization costs noted above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the nine month periods ended September 30, 2002 and 2003, cash provided by operating activities was $21.4 million and $16.7 million, respectively. An increase in interest payments of $6.6 million and a decrease in tax payments of $1.7 million were the principal cause of the decrease in cash flows from operations. Interest payments increased as a result of the Transaction. Tax payments decreased as a result of the decrease in income before income taxes described above.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $12.4 million and $9.4 million, for the nine months ended September 30, 2002 and 2003, respectively. Capital expenditures in the first three quarters of 2002 included $1.4 million related to the implementation of a new computer system.

In the first three quarters of 2002, net cash used in financing activities was $9.6 million, primarily consisting of debt repayments of $8.6 million and $1.0 million borrowed under a capital lease for software licenses. In the first three quarters of 2003, net cash used in financing activities was $3.2 million, primarily consisting of debt repayments of $2.7 million.

As of September 30, 2003, we had no balance outstanding on our revolving credit facility and our senior bank facility was fixed on 90 and 180-day LIBOR contracts expiring in September and December with a rate of 4.1%. Availability on the revolving credit facility, after deducting outstanding letters of credit, was $25.4 million.

We believe that our internal cash flows and borrowings under the revolving portion of our credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they may mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior subordinated notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Seasonality

Our landscape business is seasonal. Losses generally occur in the first quarter since, in most markets, there is very little landscape revenue to be recognized, but fixed overheads (e.g., management and supervisory salaries and benefits, rent, depreciation) continue.

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in our financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting policies are more fully described in the notes to the financial statements. Certain accounting policies, however, are considered to be critical in that they are most important to the depiction of the Company’s financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Goodwill: Goodwill, representing the excess of the cost over the net tangible and identifiable assets acquired in business combinations, is stated at cost. Goodwill and intangibles with indefinite lives are not amortized but tested for impairment no less frequently than annually. Impairment is measured by comparing the carrying value to fair value using quoted market prices, a discounted cash flow model, or a combination of both.

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

The Company’s insurance programs for general liability, vehicle collision and liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are fully insured. The Company’s accrual for unpaid and incurred but not reported claims under these programs at September 30, 2003 was $6,555 and is included in accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments in management’s opinion, recorded accruals are adequate to cover these claims.

Note Regarding Forward-Looking Statements

The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and our management’s beliefs and assumptions. Forward-looking statements in this report include, but are not limited to: (1) statements regarding our belief that our internal cash flows and borrowings under our credit facility will provide us sufficient liquidity and capital resources and (2) statements regarding management’s expectation that various items would not reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows. We caution readers that all forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks including, but not limited to, risks associated with the uncertainty of future financial results, acquisitions and dispositions, additional financing requirements, increased labor costs, loss of customers, ability to manage growth, the seasonal demand for our services and varying weather conditions, the effect of competitive services on pricing, reliance on key management personnel, the effect of changes in government regulations and immigration law, the outcome of legal proceedings and a variety of other factors. Due to these and other uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. All forward-looking statements are subject to the safe harbor protections created by the Private Securities Litigation Reform Act of 1995. For further information on these and other risks, see the “Risk Factors” section of our S-4 Registration Statement filed June 11, 2003, as well as our other filings with the Securities and Exchange Commission. We assume no obligation to update publicly our forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to our Risk Management portion of the Management’s Discussion and Analysis section of our S-4 Registration Statement filed May 29, 2003 as amended June 11, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required. There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that have arisen in the ordinary course of business. Although occasional adverse decisions or settlements may occur, we believe, based upon information available at this time, that the expected outcome of these matters, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2003, Brickman Group Holdings, Inc., as sole shareholder of the Company, executed a written consent of stockholders approving an amendment to the Certificate of Incorporation of the Company. The amendment is filed as Exhibit 3.1.1 to the Company’s Report on Form 10-Q for the period ended June 30, 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description

31.1	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form 8-K, Items 7 and 9, filed on August 6, 2003 regarding a Company press release concerning earnings and other information.

Form 8-K/A, Items 7 and 9, filed on August 6, 2003 regarding a Company press release concerning earnings and other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

The Brickman Group, Inc.
(Registrant)
Date: November 10, 2003
/s/ Charles B. Silcox
Name: Charles B. Silcox
Title: Chief Financial Officer
Principal Financial and Principal Accouting