Form 10-K
period 2003-12-31
BRICKMAN GROUP LTD
filed 2004-03-30
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to              .

COMMISSION FILE NUMBER: 333-102885

THE BRICKMAN GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	23-29-49-247
(State of incorporation)	(I.R.S. Employer Identification No.)

375 South Flowers Mill Road
Langhorne, Pennsylvania 19047	(215) 757-9400
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None.

Securities Registered Pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal quarter. N/A

The Registrant is a wholly owned subsidiary of Brickman Group Holdings, Inc. None of the Registrant’s or Brickman Group Holdings, Inc.’s common stock is publicly traded.

PART I

ITEM 1. BUSINESS

General

The Brickman Group, Ltd. (the “Company” or “We” or “Brickman”) is one of the largest providers of commercial landscape maintenance services in the United States, servicing commercial properties in 23 states. Brickman was founded in 1939 and has been continually managed by members of the Brickman family. The Company provides landscape maintenance services, including lawn care, flower bed planting and care, pruning, leaf removal, weed and pest control, irrigation maintenance, fertilization and mulching, to a diverse set of customers pursuant to maintenance contracts. The vast majority of customers use the Company’s services at more than one property and include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. Brickman also provides snow removal services to its landscape maintenance customers in order to fulfill their needs and to leverage its infrastructure during the winter months. In addition, Brickman provides its customers with landscape design/build services, which enhance its technical capabilities and brand recognition.

Landscape maintenance services have accounted for over 75% of the Company’s revenue in each of the last five years. The Company develops partnerships with its customers and emphasizes long-term relationships rather than one-time projects or small assignments. Most of its maintenance contracts are on a fixed annual fee basis. Over the past five years, the Company has retained an average of approximately 89% of the revenue generated in the previous year from its maintenance contracts based on sales and marketing data. As a consequence, the Company experiences significant levels of recurring revenue. Customers normally pay for landscape maintenance services in eight to twelve equal monthly installments during the term of the contract.

Service Offerings

Landscape Maintenance

Brickman provides full-service landscape maintenance for all types of corporate, commercial, institutional and professionally-managed residential properties. Maintenance services provided by Brickman include lawn care, flower planting and care, tree and shrub pruning, bed edging, leaf removal, bed mulching, weed and pest control, general tree care, irrigation system maintenance and turf fertilization.

Landscape maintenance services are primarily provided through fixed fee contracts. The length of a maintenance contract ranges between one and eight years and is normally paid over the course of the year. Work orders are also requested by customers with whom the Company has landscape maintenance contracts to supplement the services they receive under their contract. The services the Company provides pursuant to work orders include annual recurring supplemental work, property improvements/enhancements and repair of landscape damage.

Snow Removal

In addition to its landscape maintenance services, the Company opportunistically leverages its infrastructure during the winter months by offering snow removal services to its existing maintenance contract customers. The Company provides snow removal services under several types of contracts: time and material, per inch, per occurrence, lump sum and variations of these contracts. During the winter months, the Company modifies its fleet of landscaping trucks and other vehicles by attaching the appropriate snow removal equipment. In addition, the Company has a working relationship with hundreds of subcontractors with whom it partners. These subcontractors perform the majority of the actual snow removal services and also provide some of the larger, more expensive pieces of equipment, while the Company’s personnel provide management oversight and perform a portion of the snow removal.

Landscape Design/Build

The Company provides landscape design/build services through teams of design/build professionals based in Chicago, San Diego and Denver. These services include initial landscape architecture and design work, as well as installation of trees, shrubs, lawns, flowers, retaining walls, walks, signage, fountains and ponds and irrigation and drainage systems.

Operations

The Company’s Branch Network

The Company has 19 regional offices through which its regional managers provide administrative, sales and management support for the four to eight branches within their respective region. Each of the Company’s approximately 100 branches is led by a branch manager who is responsible for the management of the branch, its employees and customer relationships.

New Business Development

The Company’s marketing and sales efforts are divided between new customer acquisition and existing customer development. The Company’s branch managers and project directors, whose advancement is related in part to their ability to generate new business, are heavily involved at the branch level in both new customer acquisition and existing customer development.

Purchasing

The Company generally purchases its materials locally from over 1,000 suppliers, and does not depend on any one supplier. The Company also purchases certain goods such as trucks, trailers, lawnmowers, blowers and edgers, office equipment and computers, as well as services such as voice and data communication services, employee benefits, insurance, accounting and legal services, on a national basis.

Customers

The Company’s customers come from the following sectors of the commercial landscape maintenance industry:

Customer Type	Description
Commercial	Office parks, hotels, REIT’s, retail centers and shopping malls

Professionally Managed Residential Communities	Large apartment complexes, retirement communities, home owner associations

Institutions	Schools, universities, hospitals, museums and zoos

Corporate	Corporate offices, industrial sites

Other	Cemeteries, municipal facilities and sports facilities

The Company services over 9,000 customer properties for a wide variety of customer types. No customer contracted for more than 10% of contracted maintenance revenue for the year ended December 31, 2003.

The Company focuses on customer retention and establishing long-term relationships with its customers. Over the last five years, the Company has retained an average of approximately 89% of the revenue generated in the previous year from its maintenance contracts based on sales and marketing data. As a result, the Company has established a number of long term customer relationships.

Employees

As of December 31, 2003, Brickman employed approximately 1,000 full-time salaried employees, and during 2003 the Company employed approximately 4,500 hourly employees at its seasonal peak. The Company’s need for employees varies over the course of the year, increasing during the spring and summer and tapering off during the fall and winter months in its northern markets. The Company’s primary source of seasonal hourly employees is its existing long-term work force, who often refer family and friends to the Company. Since 1998, the Company also has used a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of its need for seasonal labor in certain markets.

Other than certain Chicago area employees, the Company’s employees are not organized under any collective bargaining agreements. In the Chicago area, approximately nine employees are members of Local 150 of the Midwest Operating Engineers Union and approximately 220 employees are members of Local 707 of the National Production Workers Union. The Company has not experienced any significant interruptions or curtailments of services due to disputes with its employees and it considers it labor relations to be satisfactory.

Management Information Systems

The Company’s management information systems allow management to track the Company’s performance at the branch level. The system consists of central servers located at the Company’s corporate headquarters and a wide-area network connecting all of the Company’s branches. The Company’s financial and operations data are maintained on a proprietary system. This system includes software that allows management to analyze the Company’s financial condition as well as operational information such as property specific performance data and equipment information. The Company also uses a customized estimating and job management system that allows its managers to develop pricing and to plan and schedule operations.

The Company has contracted with Oracle Corporation to assist it with the design and implementation of a new enterprise resource planning system which will support its human resources, accounting, estimating, financial and job management and customer systems. The Company is continuing to pilot this system. The efficient execution of the Company’s business is dependent upon the proper functioning of the Company’s internal systems. System failure or malfunction may result in disruptions of operations. The Company’s results of operations could be adversely affected if the Company encounters unforeseen problems with respect to the implementation or operation of this system.

Competition

The commercial landscape maintenance industry is highly fragmented and competitive. Brickman is one of the largest providers of commercial landscape maintenance services in the United States. Most of the Company’s competitors are small, owner-operated companies operating in limited geographic areas. Brickman also competes with several landscape service companies operating in multiple markets. In particular, TruGreen/LandCare, a division of The ServiceMaster Company, is a substantial competitor.

The Company believes the principal competitive factors in the industry are customer relationships, price, quality, timeliness and reliability of services provided and geographic scope of operations. The Company believes it has the reputation, service, quality, technical capabilities, geographic reach and size to remain competitive in the commercial landscape maintenance industry.

Regulatory and Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the employment of immigrants, workplace health and safety in the landscape services industry, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and local zoning regulations. Immigration laws require the Company to confirm the legal status of its employees. The Immigration and Naturalization Service periodically conducts random inspections of the Company’s compliance with U.S. immigration laws. Pursuant to its authority under the 1990 Clean Air Act, the Environmental Protection Agency has recently implemented regulations that limit the use of some types of gasoline powered engines that emit high levels of hydrocarbons and other airborne pollutants, such as those produced by many lawnmowers. Across the country, a number of local governments have also passed noise pollution ordinances that prohibit or otherwise restrict the use of leaf blowers. In addition, several states require companies to have a landscape contractor’s license. To the extent the Company stores its own supply of fuel for its equipment and fleet of vehicles, the Company is subject to federal and state laws that regulate bulk fuel storage tanks. The Company’s management believes that the Company has all material required licenses to conduct its operations and is in substantial compliance with applicable regulatory requirements. The Company’s operations are also affected by local zoning regulations, which increasingly require minimum amounts of landscaping in new developments, and in drier climates, improved water management techniques. There can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company’s failure to comply with these laws and regulations could subject it to substantial fines and the loss of its licenses, and may also have a material adverse effect on its financial condition and the results of its operations

ITEM 2. PROPERTIES

The Company’s facilities consist of its headquarters, an executive office, regional and branch offices. As of December 31, 2003, the Company operated an aggregate of 100 branch offices in 19 regions. All of the Company’s facilities are leased under leases with remaining terms of five years or less.

The Company’s corporate office is located at 375 South Flowers Mill Road, Langhorne, Pennsylvania. Accounting, financial, communications, and information technology services for all of its branch and regional offices are managed from this location. The Company maintains an executive office located at 18227 D Flower Hill Way, Gaithersburg, Maryland which provides human resource, insurance, administrative, legal, fleet management, and purchasing services to all of its branch and regional offices. Approximately 55 salaried employees work at the corporate and executive offices.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time a party to litigation arising in the normal course of business. Generally, such litigation involves claims for personal injury and property damage incurred in connection with operations. The Company is not currently involved in any litigation, nor is the Company aware of any threatened litigation, that it believes is likely to have a material adverse effect on its financial condition, results of operations or cash flows. The Company believes its insurance coverage is adequate to cover the risks of any situations that currently exist or are reasonably likely to arise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its stockholders during the fourth quarter of 2003.

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no public market for the Company’s stock. There was one holder of record of the Company’s common stock as of December 31, 2003. On December 31, 2003, the Company made a distribution in the amount of $3.8 million to Brickman Group Holdings, Inc. (“Brickman Holdings”). Brickman Holdings, in turn, paid a dividend of $3.8 million to the holders of its Class L Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of the Company’s earnings, balance sheet and other data for the periods presented and should only be read in conjunction with the Company’s audited and unaudited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. In addition, these financial data and the following discussion and analysis of the financial condition and results of operations cover periods prior to the consummation of the Company’s 2002 recapitalization (the “Transaction”). As part of the Transaction, the Company entered into the various financing arrangements described herein and, as a result, it now has a different capital structure. Accordingly, the results of operations for periods subsequent to the consummation of the Transaction will not necessarily be comparable to prior periods. Some of the statements set forth below and elsewhere in this report include forward-looking statements that involve risks and uncertainties.

	Predecessor								Successor			Successor
	Year Ended December 31,						Period from January 1, 2002 to December 19, 2002		Period from December 20, 2002 to December 31, 2002	Combined Year Ended December 31, 2002		Year Ended December 31, 2003
	1999		2000		2001
	(dollars in thousands)
Statement of Operations Data:
Net service revenues	$177,903		$221,464		$255,441		$283,222		$8,735	$291,957		$349,448
Cost of services provided	120,654		153,250		172,867		190,746		6,623	197,369		241,937

Gross profit	57,249		68,214		82,574		92,476		2,112	94,588		107,511
General and administrative expenses	33,624		37,709		45,547		54,796		2,176	56,972		61,361
Amortization expense	3,873		4,036		4,957		1,906		703	2,609		24,157

Income (loss) from operations	19,752		26,469		32,070		35,774		(767)	35,007		21,993
Interest (income) expense	8,958		9,492		7,550		4,841		643	5,484		20,022

Income (loss) before taxes	10,794		16,977		24,520		30,933		(1,410)	29,523		1,971
Income tax provision (benefit)	4,418		6,897		10,557		13,461		(541)	12,920		770

Net income (loss)	6,376		10,080		13,963		17,472		(869)	16,603		1,201
Accretion of preferred stock dividends	9,803		11,007		12,399		13,472		—	13,472		—

Net income (loss) related to common shareholders	$(3,427)		$(927)		$1,564		$4,000		$(869)	$3,131		$1,201

Other Financial Data and Ratios:
EBITDA(1)	$27,091		$35,148		$43,518		$46,019		$213	$46,232		$56,203
Cash provided by (used in):
Operating activities	14,221		17,379		28,053		35,822		(427)	35,395		29,257
Investing activities	(8,177)		(22,508)		(27,028)		(13,429)		(273,438)	(286,867)		(10,016)
Financing activities	(4,932)		3,740		2,449		(9,683)		280,146	270,463		(9,593)
Depreciation and amortization	7,339		8,679		11,448		10,245		980	11,225		34,210
Capital expenditures	7,219		7,297		10,657		13,572		501	14,073		10,306
Ratio of earnings to fixed charges (2)	1.0	x	1.3	x	1.6	x	1.9	x	—	2.4	x	1.1	x
Ratio of net debt to EBITDA (3)	3.6	x	2.9	x	2.3	x	N/A		N/A	4.2	x	3.2	x

Balance Sheet Data (at period end):
Cash	$1,112		$173		$3,647		$16,357		$6,281	$6,281		$15,929
Working capital	415		2,888		2,084		9,204		12,140	12,140		25,037
Total assets	179,684		201,116		213,838		235,443		238,097	238,097		232,313
Total debt (4)	99,254		103,424		104,869		95,459		201,478	201,478		196,256
Shareholders’ equity (deficit)	(25,188)		(25,895)		(24,105)		(20,124)		3,131	3,131		520

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to income from operations as an indicator of the Company’s operating performance or cash flow as a measure of its liquidity. Management believes EBITDA is a meaningful measure of the Company’s earnings because of the significance of non-cash charges in the Company’s net income (loss) and believes EBITDA is a measure of operating performance used by investors and analysts. Management also includes EBITDA information because it closely approximates the measure used in the Company’s credit agreement and indenture for the Company’s senior subordinated notes for calculating financial and other covenants. The following table presents a reconciliation of EBITDA to net income (loss).

	Predecessor				Successor		Successor
	Year Ended December 31,			Period from January 1, 2002 to December 19, 2002	Period from December 20, 2002 to December 31, 2002	Combined Year Ended December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
Net income (loss)	$6,376	$10,080	$13,963	$17,472	$(869)	$16,603	$1,201
Interest expense	8,958	9,492	7,550	4,841	643	5,484	20,022
Income taxes provision (benefit)	4,418	6,897	10,557	13,461	(541)	12,920	770
Depreciation	3,466	4,643	6,491	8,339	277	8,616	10,053
Amortization	3,873	4,036	4,957	1,906	703	2,609	24,157

EBITDA	$27,091	$35,148	$43,518	$46,019	$213	$46,232	$56,203

(2)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and extraordinary items, plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, accretion of preferred stock dividends and a portion of operating lease rental expense deemed to be representative of the interest factor. The deficiency of earnings to fixed charges for the period from December 20, 2002 to December 31, 2002 was $727.
(3)	For purposes of determining the ratio of net debt to EBITDA, net debt is defined as total debt, including accrued interest, less cash. EBITDA represents earnings before interest, taxes, depreciation and amortization. Refer to note (1) above for the computation of EBITDA.
(4)	Includes accrued interest.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Overview

The Company is one of the largest providers of commercial landscape maintenance services in the United States, servicing over 9,000 commercial properties in 23 states. It was founded in 1939 and has been continually managed by members of the Brickman family. The Company provides its landscape maintenance services, including lawn care, flower bed planting and care, tree and shrub pruning, leaf removal, weed and pest control, irrigation maintenance, fertilization and mulching, to a diverse set of customers pursuant to maintenance contracts. The vast majority of the Company’s customers use its services at more than one property and include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. The Company also provides snow removal services to its landscape maintenance customers in order to fulfill their needs and to leverage the Company’s infrastructure during the winter months. In addition, it provides its customers with landscape design/build services, which enhance the Company’s technical capabilities and brand recognition.

The Company focuses on long-term relationships with its customers, employees and stakeholders (i.e., stockholders and creditors). Accordingly, the important measures that it monitors are its customer renewal rate, employee satisfaction, and growth in revenue, EBITDA, and the ratio of net debt to EBITDA. By each of these measures 2003 was a good year:

•	Customers – The Company renewed 88% of its customer contract dollars from 2002 to 2003. This rate of renewal exceeded the industry average of 67% as published by industry trade magazine Lawn and Landscape in its October 2003 issue. This measure of customer satisfaction continued a 5-year history for the Company of renewal rates in the very narrow range between 87% and 90%.

•	Employees – The Company has surveyed its full-time employees annually for over ten years on a variety of topics, including employee satisfaction. The results are distributed to local management and shared with employees. Participation in the survey and the results of the survey indicate that the Company’s employees continue to be very satisfied with its commitment to customer satisfaction and the way in which employees are treated. Employee satisfaction is further borne out by the continued very low turnover at the Company’s supervisory and management levels.

•	Stakeholders - Revenue grew by 19.7% in 2003. This is consistent with the Company’s average revenue growth rate of 20.0% per year over the last 5 years. The growth in 2003 was attributable to growth in the core landscape maintenance business of 9.8%, most from increasing market share in the diverse geographic markets it serves, and from an increase in snow removal services resulting from increased snowfall. The Company believes the additional snowfall impacted its landscape growth negatively in two ways: it diverted the Company’s managers from sales activities throughout the November through March sales season and it absorbed customers’ landscape budgets that otherwise would have been spent on landscape enhancements. At the same time, EBITDA grew by 21.7% compared to 2002 and the ratio of net debt to EBITDA dropped from 4.2 times at December 31, 2002 to 3.2 times at December 31, 2003. The Company improved its EBITDA margins through close attention to production planning and labor management, disciplined pricing, and pursuit of enhancement work, which more than offset margin pressures relating to inclement weather and an increase in the use of subcontracting snow services. EBITDA is not a financial measure defined by generally accepted accounting principles. See Item 6, “Selected Financial Data” for a description of the Company’s our calculation of EBITDA and a reconciliation of EBITDA to net income.

The Company recognizes contract revenue on a monthly basis in proportion to its costs incurred compared to total expected costs. Each month, the Company divides the actual labor, material and subcontractor costs incurred on each contract by the total labor, material and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified. The current asset, unbilled revenue, and the current liability, deferred revenue, result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts. Because the Company’s work has seasonal peaks (eg., mulch, flowers, and intensive mowing in the spring, and flowers and intensive mowing in the early fall), on calendar contracts, billings generally exceed revenue until March and then revenue exceeds billings until the completion of contracts at the end of the year.

Cost of services includes both direct costs that are charged to specific projects (e.g., labor and materials) and indirect costs that are not charged to specific projects (e.g., overtime, debris disposal, small tools, depreciation and fuel) and are expensed as incurred. A large component of the Company’s costs is variable, the largest of which are labor and materials. Many of the Company’s contracts contain provisions allowing it to periodically adjust the pricing to reflect increases in these costs.

General and administrative expenses are comprised of salaries and related expenses, including benefits and bonuses for non-field personnel. Other general and administrative expenses include rent, office expenses, professional fees, insurance and depreciation of leaseholds, computer hardware, software licenses and office equipment.

Results of Operations

The following table for the year ended December 31, 2001, the period January 1, 2002 through December 19, 2002, the period December 20, 2002 through December 31, 2002, the combined year ended December 31, 2002 and the year ended December 31, 2003 depicts costs as a percentage of revenue.

	Predecessor		Successor		Successor
	Year Ended December 31, 2001	Period From January 1, 2002 Through December 19, 2002	Period From December 20, 2002 Through December 31, 2002	Combined Year Ended December 31, 2002	Year Ended December 31, 2003
Net service revenue	100%	100%	100%	100%	100%
Cost of services provided	68%	67%	76%	68%	69%

Gross profit	32%	33%	24%	32%	31%
General and administrative expenses	18%	19%	25%	20%	18%
Amortization	2%	1%	8%	1%	7%

Income (loss) from operations	13%	13%	-9%	12%	6%
Interest expense	3%	2%	7%	2%	6%

Income (loss) before taxes	10%	11%	-16%	10%	0.60%
Income taxes provision (benefit)	4%	5%	-6%	4%	0.20%

Net income (loss)	5%	6%	-10%	6%	0.30%
Accretion of preferred stock dividends	5%	5%	—	4%	—

Net income (loss) related to common shareholders	1%	1%	-10%	1%	0.30%

Year ended December 31, 2003 compared to combined year ended December 31, 2002

Revenue. Revenue for the year ended December 31, 2003 increased $57.5 million or 19.7 % from $292.0 in the combined year ended December 31, 2002 to $349.5 million in 2003. This increase was driven by an increase of $30.8 million or 138.9% in snow removal revenue, an increase of $24.1 million or 9.8% in landscape maintenance revenue and an increase of $2.6 million or 10.7% in design/build revenue. Landscape maintenance revenue remained the largest component, accounting for 77% of total revenue. The increase in landscape maintenance revenue was due to strong maintenance contract revenue renewals of approximately 88% of revenue generated in the previous year and continued addition of new maintenance contracts. Snow removal revenue accounted for 15% of total revenue, a higher percentage than in prior years. This was attributed to above normal snowfall amounts in many of the Company’s markets.

Gross profit. Gross profit increased by $12.9 million, or 13.6%, from $94.6 million in the combined year ended December 31, 2002 to $107.5 million in 2003. Gross margin decreased from 32.4% in 2002 to 30.8% in 2003 as a result of the increase in volume in snow with a greater portion of subcontractor intensive snow removal services performed, a general increase in fuel prices, and an increase in the market price of insurance .

General and administrative expenses. General and administrative expenses increased by $4.4 million, or 7.7%, from $57.0 million in 2002 to $61.4 million in 2003. General and administrative expenses decreased as a percentage of revenue from 19.5% in 2002 to 17.6% in 2003 primarily a result of the higher volume of snow removal performed and lower implementation expenses associated with the new enterprise resource planning system in 2003 versus 2002.

Amortization. Amortization expense increased $21.6 million from $2.6 million in 2002 to $24.2 million in 2003. The increase represents a full year of amortization primarily related to the customer contracts intangible established in connection with the Transaction which is being amortized over the useful life of 14 years.

Income from operations. Income from operations decreased by $13.0 million, or 37.2%, from $35.0 million in combined 2002 to $22.0 million in 2003 primarily a result of the increase in amortization expense described above.

Interest expense. Interest expense increased by $14.5 million, from $5.5 million in combined 2002 to $20.0 million in 2003 primarily a result of a full year’s interest on the Company’s senior subordinated notes issued in connection with the Transaction.

Income taxes. Income taxes were accrued at an effective rate of 39.1% and 43.8% in 2002 and 2003, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes. Of the $0.8 million tax provision, $4.8 million represented a net deferred tax benefit. The largest contributors to the deferred tax benefit were the accelerated amortization of book intangibles and the difference in book and tax depreciation. The deductible intangible was generated principally in connection with the Company’s 1998 recapitalization transaction and is deductible over 15 years.

Net income. Net income decreased by $15.4 million in 2003, from $16.6 million in combined 2002 to $1.2 million in 2003 as a result of the reasons noted above.

Combined year ended December 31, 2002 compared to the year ended December 31, 2001

Revenue. Revenue increased by $36.6 million, or 14.3% from $255.4 million for the year ended December 31, 2001 to $292.0 million for the combined year ended December 31, 2002. This increase was driven by a $38.3 million, or 18.3%, increase in landscape maintenance revenue and a $5.5 million, or 33.0% increase in snow removal revenue, offset by a $7.3 million, or 24.9%, decrease in design/build revenue. Landscape maintenance revenue was the largest component, accounting for 85% of total revenue for the combined year ended December 31, 2002. The increase in landscape maintenance revenue was due to strong maintenance contract revenue renewals of approximately 90% of revenue generated in the previous year and continued addition of new maintenance contracts. Revenue from snow removal increased by more in percentage terms than the increase in maintenance revenue because of higher than normal snowfall levels in many of the Company’s markets. Design/build revenue decreased due to a decline in demand for high-end residential landscaping projects and the impact of water restrictions on installation operations in certain markets.

Gross profit. Gross profit increased by $12.0 million, or 14.5% from $82.6 million for the year ended December 31, 2001 to $94.6 million for the combined year ended December 31, 2002. Gross margin increased slightly from 32.3% for the year ended December 31, 2001 to 32.4% for the combined ended December 31, 2002. Gross profit in the 2002 combined period increased as a result of the increase in volume discussed above. Gross margin increased as a result of improvements in design/build margins, offset by an increase in indirect job costs. The increase in design/build margins was driven by a strategic shift from lower margin commercial installations to higher margin high-end residential projects. The increase in indirect job costs was due in part to a sharp increase in the cost of vehicle insurance as insurance markets generally tightened.

General and administrative expenses. General and administrative expenses increased $11.4 million, or 25.1%, from $45.6 million to for the year ended December 31, 2001 to $57.0 million for the combined year ended December 31, 2002. General and administrative costs increased as a percentage of revenue from 17.8% to 19.5%. The principal causes of the increases were the investment in administrative infrastructure required to support the Company’s regional expansion from 14 operating regions to 19 operating regions and the expenses associated with the implementation of a new enterprise resource planning system.

Amortization. Amortization decreased $2.4 million from $5.0 million from the year ended December 31, 2001 to $2.6 million for the combined for the year ended December 31, 2002 principally as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result of the adoption of this pronouncement, the Company discontinued the amortization of goodwill.

Income from operations. Income from operations increased by $2.9 million, or 9.3%, from $32.1 million for the year ended December 31, 2001 to $35.0 million for the combined year ended December 31, 2002, and decreased from 12.6% of revenue in the year ended December 31, 2001 to 12.0% in the combined year ended December 31, 2002, as a result of the reasons noted above.

Interest expense. Interest expense decreased by $2.1 million, or 27.4%, from $7.6 million for the year ended December 31, 2001 to $5.5 million for the combined year ended December 31, 2002 primarily due to lower interest rates.

Income taxes. Income taxes were accrued at an effective rate of 43.1% and 43.8% for the year ended December 31, 2001 and for the combined year ended December 31, 2002, respectively. These rates differ from the federal statutory rate of 35% due primarily to state income taxes. Of the $12.9 million tax provision for the combined year ended December 31, 2002, $4.7 million was for net deferred taxes. The largest contributor to the deferred tax is the amortization of deductible goodwill for tax purposes. The deductible goodwill was generated principally in connection with the 1998 recapitalization transaction and is deductible over 15 years. For financial reporting purposes, the goodwill is not being amortized.

Net income. Net income increased by $2.6 million, or 18.9% from $14.0 million for the year ended December 31, 2001 to $16.6 million for the combined ended December 31, 2002 as a result of the reasons noted above.

Period from December 20, 2002 through December 31, 2002

Revenue. Revenue for the period from December 20, 2002 through December 31, 2002, $8.7 million, was 47% snow removal, 45% landscape maintenance, and 8% design/build. This differs from the historical breakdown of revenues since in the Company’s seasonal markets grass and plants were dormant and there were snowfalls in several of the Company’s markets during the period.

Gross profit. Gross profit for the period from December 20, 2002 through December 31, 2002 was $2.1 million representing 24.2% of revenue. Higher margins from snow removal operations were offset by indirect costs associated with Company holidays during the period.

General and administrative expenses. General and administrative expenses for the period from December 20, 2002 through December 31, 2002 were $2.2 million representing 24.9% of revenue. This differs from the historical percentage since most of the administrative costs are fixed and December is a seasonally lower revenue month.

Amortization. Amortization for the period from December 20, 2002 through December 31, 2002 was $0.7 million. Amortization results principally from the customer contracts intangible established in connection with the Transaction and is being written off over 14 years.

Loss from operations. The loss from operations for the period from December 20, 2002 through December 31, 2002 was $0.8 million and resulted from the seasonality of the business noted above.

Interest expense. Interest expense was $0.6 million for the period from December 20, 2002 through December 31, 2002. Principal debt obligations outstanding during the period were the senior subordinated notes and the senior bank facility.

Income taxes. An income tax benefit was recorded for the period from December 20, 2002 through December 31, 2002 at an effective rate of 38.4%. This rate differs from the federal statutory rate of 35% primarily due to state income taxes. The Brickman Group, Ltd. filed a consolidated federal income tax return with Brickman Group Holdings for the year ended December 31, 2002 which included the results of the predecessor company for the period from January 1, 2002 through December 19, 2002.

Net income. The net income for the period from December 20, 2002 through December 31, 2002 as $0.9 million and resulted from the seasonality of the business noted above.

Period from January 1, 2002 through December 19, 2002 compared to the year ended December 31, 2001

Revenue. Revenue increased by $27.8 million, or 10.9% from $255.4 million for the year ended December 31, 2001 to $283.2 million for the period from January 1, 2002 through December 19, 2002. This increase was driven by a $34.2 million, or 29.1%, increase in landscape maintenance revenue and a $1.5 million, or 9.2% increase in snow removal revenue, offset by an $8.0 million, or 27.2%, decrease in design/build revenue. Landscape maintenance revenue was the largest component, accounting for 86% of total revenue for the period from January 1, 2002 through December 19, 2002. The increase in landscape maintenance revenue was due to strong maintenance contract revenue renewals of approximately 90% of revenue generated in the previous year and continued addition of new maintenance contracts. Revenue from snow removal increased by less in percentage terms than the increase in maintenance revenue because of lower than normal snowfall levels in many of the Company’s markets. Design/build revenue decreased due to a decline in demand for high-end residential landscaping projects and the impact of water restrictions on installation operations in certain markets.

Gross profit. Gross profit increased by $9.9 million, or 12.0% from $82.6 million for the year ended December 31, 2001 to $92.5 million for the period from January 1, 2002 through December 19, 2002. Gross margin increased from 32.3% for the year ended December 31, 2001 to 32.7% for the period from January 1, 2002 through December 19, 2002. Gross profit in the 2002 period increases as a result of the increase in volume discussed above. Gross margin increased as a result of improvements in design/build margins, offset by an increase in indirect job costs. The increase in design/build margins was driven by a strategic shift from lower margin commercial installations to higher margin high-end residential projects. The increase in indirect job costs was due in part to a sharp increase in the cost of vehicle insurance as insurance markets generally tightened.

General and administrative expenses. General and administrative expenses increased $9.2 million, or 20.3%, from $45.5 million to for the year ended December 31, 2001 to $54.8 million for the period from January 1, 2002 through December 19, 2002. General and administrative costs increased as a percentage of revenue from 17.8% to 19.3%. The principal causes of the increases was the investment in administrative infrastructure required to support the Company’s regional expansion from 14 operating regions to 19 operating regions and the expenses associated with the implementation of a new enterprise resource planning system.

Amortization. Amortization decreased $3.1 million from $5.0 million from the year ended December 31, 2001 to $1.9 million for the period from January 1, 2002 through December 19, 2002 principally as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result of the adoption of this pronouncement, the Company discontinued the amortization of goodwill.

Income from operations. Income from operations increased by $3.7 million, or 11.5%, from $32.1 million for the year ended December 31, 2001 to $35.8 million for the period from January 1, 2002 through December 19, 2002, remaining 12.6% of revenue, as a result of the reasons noted above.

Interest expense. Interest expense decreased by $2.7 million, or 35.9%, from $7.6 million for the year ended December 31, 2001 to $4.8 million for the period from January 1, 2002 through December 19, 2002 primarily due to lower interest rates.

Income taxes. Income taxes were accrued at an effective rate of 43.1% and 43.5% for the year ended December 31, 2001 and for the period from January 1, 2002 through December 19, 2002, respectively. These rates differ from the federal statutory rate of 35% due primarily to state income taxes. Of the $13.5 million tax provision for the period from January 1, 2002 through December 19, 2002, $5.1 million was for net deferred taxes. The largest contributor to the deferred tax is the amortization of deductible goodwill for tax purposes. The deductible goodwill was generated principally in connection with the 1998 recapitalization transaction and is deductible over 15 years. For financial reporting purposes, the goodwill is not being amortized.

Net income. Net income increased by $3.5 million or 25.1% from $14.0 million for the year ended December 31, 2001 to $17.5 million for the period from January 1, 2002 through December 19, 2002 as a result of the reasons noted above.

Liquidity and Capital Resources

The Company has historically used internal cash flow from operations and borrowings under its existing credit facility to fund its operations, capital expenditures and working capital requirements. For the year ended December 31, 2001, the period from January 1, 2002 to December 19, 2002, the period from December 20, 2002 to December 31, 2002 and the year ended December 31, 2003, cash provided by (used for) operating activities was $28.1 million, $35.8 million, $(0.4) million and $29.3 million, respectively. The Company’s cash flow from operations is significantly greater than (less than) net income (loss), due to high levels of non-cash items including depreciation, amortization and deferred taxes.

The Company’s capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Its capital expenditures were $10.7 million, $13.6 million, $0.5 million and $10.3 million for the year ended December 31, 2001, the period from January 1, 2002 to December 19, 2002, the period from December 20, 2002 to December 31, 2002 and the year ended December 31, 2003, respectively. Included in capital expenditures for the period from January 1, 2002 to December 19, 2002 were $1.7 million for equipment and software for the Company’s new enterprise resource planning system.

In 2001, net cash provided by financing activities was $2.4 million, including debt repayment of $14.5 million offset by $16.6 million borrowed for financing acquisitions. Net cash used for financing activities for the period from January 1, 2002 to December 19, 2002 consisted of $9.6 million in net debt repayments. Cash provided by financing activities for the period from December 20, 2002 to December 31, 2002 consisted of $200 million of debt financing and $80.1 million of proceeds from the issuance of common stock, both in connection with the Transaction. In 2003, net cash used for financing activities was $9.6 million, including debt repayments of $5.3 million, and a stockholder distribution of $3.8 million.

As a result of the Transaction, the Company has a significant amount of indebtedness. On December 31, 2003, it had total indebtedness of $195.0 million (of which $150.0 million consisted of the Company’s senior subordinated notes and $45.0 million consisted of senior debt). The Company’s substantial indebtedness could have important consequences to the operation of its business, including:

•	increasing its vulnerability to general adverse economic and industry conditions;

•	requiring it to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limiting its flexibility in planning for, or reacting to, changes in its business and the industry in which the Company operates; we operate;

•	placing it at a competitive disadvantage compared to its competitors that have less debt; and

•	limiting its ability to borrow additional funds.

As of December 31, 2003, the Company had nothing outstanding on its revolving credit facility and its senior bank facility was fixed on 90-day and 180-day LIBOR contracts expiring in March and June with rates of 4.2%.

The Company’s contractual obligations as of December 31, 2003 are summarized in the table below:

	Payments Due by Period
	2004	2005	2006	2007	2008	2009 & After	Total
Long term debt	$5,000	$8,000	$10,000	$10,000	$12,000	$150,000	$195,000
Capital lease obligations	307	215	—	—	—	—	522
Operating leases	2,546	1,792	1,138	652	331	169	6,628

Total contractual cash obligations	$7,853	$10,007	$11,138	$10,652	$12,331	$150,169	$202,150

The Company believes that its internal cash flows and borrowings under the revolving portion of its credit facility will provide it with sufficient liquidity and capital resources to meet current and future financial obligations for the next twelve months, including funding its operations, debt service and capital expenditures. The Company’s future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond its control. If the Company’s future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt, including the senior subordinate notes, on or before maturity. The Company cannot assure you that it would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of its existing and future indebtedness, including the senior subordinate notes and its senior credit facility, may limit the Company’s ability to pursue any of these alternatives.

Seasonality

The Company’s landscape business is seasonal. Losses generally occur in the first quarter since in most markets there is very little landscape revenue to be recognized, but fixed overheads (such as management and supervisory salaries and benefits, rent, depreciation) continue.

Effect of Inflation

Inflation has generally not been a material factor affecting the Company’s business. Its general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Financial Accounting Standards Board (“FASB”) deferred the implementation date for FIN 46 for variable interest entities that existed prior to December 31, 2003 in financial statements issue for periods ending after December 15, 2004. The Company does not expect the implementation of this interpretation to have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (“SFAS No. 150”) establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that embodies an obligation of the issuer as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and shall be effective at the beginning of the first interim period beginning after December 15, 2003. The Company does not expect the implementation of this standard to have a material impact on its consolidated financial statements.

Critical Accounting Policies

Certain of the Company’s accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in its financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting policies are more fully described in the notes to the financial statements. Certain accounting policies however are considered to be critical in that they are most important to the depiction of the Company’s financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Goodwill: Goodwill represents the excess of cost over the net tangible and identifiable assets acquired in business combinations and is stated at cost. Goodwill and intangibles with indefinite lives are not amortized but tested for impairment no less frequently than annually. Impairment is measured by comparing the carrying value to fair value using quoted market prices, a discounted cash flow model, or a combination of both.

Impairment or Disposal of Long-lived Assets: In the event that facts and circumstances indicate that the carrying value of long-lived, primarily property and equipment and certain identifiable intangible assets with defined lives, may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from the undiscounted cash flows related to the asset, an impairment loss is recorded for the difference between the carrying amount of the asset and its fair value.

Service Revenue: The Company performs landscape maintenance, landscape construction and enhancement, and snow removal services. Revenue is recognized based upon the service provided and the contract terms.

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

Landscape construction and enhancement:

Landscape construction and enhancement services are generally provided under contracts of less than one year. Revenue for these services is recognized as follows: each month, the Company divides the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceeds total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

Snow Removal:

Snow removal services are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are performed.

The current asset, unbilled revenue, and the current liability, deferred revenue, result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts.

Risk Management: The Company carries general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers liability and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation, general liability, vehicle liability and employee health care contain self insured retention amounts. Claims in excess of the self-insurance retention amounts are insured to limits that management considers prudent. The Company’s accrual for unpaid and incurred but not reported claims under these programs at December 31, 2003 was $6.5 million and is included in accrued expenses in the accompanying Balance Sheet in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Certain factors affecting forward looking statements

Certain of the statements made in this report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be identified by the use of forward looking terminology such as “believes,” “expects,” “estimates,” “likely,” “intends,” “will,” “should,” “plans,” “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such forward-looking statements are based on current management projections and expectations. They involve significant risks and uncertainties. As such, they are not guarantees of future performance. The Brickman Group, Ltd. disclaims any intent or obligation to update such statements.

Potential risks and uncertainties which could adversely affect the Company’s ability to obtain anticipated results include without limitation, the following factors: changes to governmental regulations relating to the following : employment of immigrants, workplace health and safety, and the application of fertilizers, herbicides, pesticides and other chemicals; extreme fluctuations in weather conditions such as drought, excessive rainfall, snowfall or lack of snowfall and abnormally high or low temperatures; a decline in the commercial real estate construction industry; an economic downturn in the overall economy; an increase in interest rates; and general economic, political and business conditions. Additional information concerning these and other risk factors are discussed in the Company’s Registration Statement on Form S-4 (dated June 16, 2003) and in other filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk sensitive instruments do not subject the Company to material market risk exposures, except for the risks related to interest rate fluctuations. As of December 31, 2003, the Company had debt outstanding with a carrying value of $195 million with a fair value, based on market quotes, of approximately $220 million.

Fixed interest debt outstanding consisted entirely of the senior subordinated notes totaling $150 million as of December 31, 2003. The senior subordinate notes are due in 2009 and are generally not redeemable prior to December 15, 2006, and then may be redeemed as follows:

Beginning December 15:	Redemption Price as percentage of Principal
2006	105.875%
2007	102.938%
2008 and thereafter	100.000%

The amount outstanding under the senior bank facility as of December 31, 2003 was $45.0 million. Interest rates on the Senior bank facility are set at 1.75% over the prevailing prime rate of interest or are established for periods of up to six months at 3.00% over LIBOR. These rates are subject to the Company maintaining its senior credit ratings with Standard & Poor’s (BB-) and Moody’s (Ba3). All borrowings under the senior bank facility at December 31, 2003 were on LIBOR contracts maturing in March and June and carried an interest rate of 4.2%

The Company’s total annual interest expense, assuming interest rates in effect as of December 31, 2003, would be approximately $19.5 million. A 10% increase in interest rates would increase total annual interest expense by approximately $190,000 and decrease net income (loss) and cash flow by approximately $113,000.

For further information regarding the Company’s indebtedness, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 of the accompanying consolidated financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth in Item 15 of this annual report on Form 10-K under the caption Financial Statements is hereby included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in its periodic SEC reports is recorded, processed, summarized, and reported as and when required.

There have been no significant changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The Company’s executive officers, key managers and directors are as follows:

Name	Age	Position(s) Held	Years of Service
Theodore W. Brickman, Jr.	72	Chairman, Director	49
Scott W. Brickman	41	Chief Executive Officer, Director	17
Jeffery R. Herold	43	Chief Operating Officer	23
John C. King (1)	40	Executive Vice President	5
Charles B. Silcox	54	Vice President and Chief Financial Officer	10
Mark A Hjelle	33	Vice President and General Counsel	5
John E. Neal (2)	54	Director	5
Christopher J. Perry (2), (3)	48	Director	6
John G. Schreiber (3)	57	Director	6

(1)	Mr. King resigned from his position as Executive Vice President in February, 2004
(2)	Member of the Compensation Committee of the Company’s Board of Directors.
(3)	Member of the Audit Committee of the Company’s Board of Directors.

Set forth below is a brief description of the business experience of each of the Company’s executive officers, key managers and directors.

Theodore W. Brickman, Jr., Chairman. Mr. Brickman has been employed by the Company for over 40 years since joining his father as the first full time employee. Mr. Brickman became a partner with his father in 1957 and President in 1972. In 1998, Mr. Brickman became a Director and Chairman of the Board of the Company. Mr. Brickman also serves on boards of The Pitcairn Trust Company, ABG Partners, National Philanthropic Trust, The Pennypack Restoration Trust, The Academy of the New Church and Abington Hospital Foundation. Mr. Brickman graduated from the University of Illinois with a B.A. degree in Landscape Architecture.

Scott W. Brickman, Chief Executive Officer. Mr. Brickman joined the Company in 1986 and in 1998 became a Director of the Company and was appointed Chief Executive Officer. Since he started at the Company, Mr. Brickman has served as a project director and a regional manager and prior to 1998 had responsibility for the Company’s Northeast, Mid-Atlantic and Southeast operations. Prior to joining the Company, Mr. Brickman worked at a Florida landscape architecture firm. Mr. Brickman graduated from Pennsylvania State University with a B.S. degree in Landscape Architecture.

Jeffery R. Herold, Chief Operating Officer. Mr. Herold joined the Company in 1980 and since that time has served in a variety of roles in operations with increasing responsibility including management of the Company’s Northeast Design/Build Operations in the 1980’s. In 2000, Mr. Herold was promoted to the position of Chief Operating Officer. Mr. Herold has a B.S. degree in Ornamental Horticulture and Landscape Contracting from the State University of New York at Alfred.

John C. King, Executive Vice President. Mr. King resigned his position as Executive Vice President. Mr. King joined the Company in 1999 as Executive Vice President, initially focused on process improvement within the financial and accounting areas of Brickman. Mr. King continued to be responsible for capital markets, acquisitions and information technology, and led the company’s California operations serving as Divisional Vice President. Prior to employment by Brickman, Mr. King worked for Goldman Sachs in New York City from 1985 to 1998 where he served as a Director of both GS Mortgage Securities Corp. and Mortgage Asset Management Corp. Mr. King graduated from Lehigh University with a B.S. degree in Business and Economics.

Charles B. Silcox, Vice President and Chief Financial Officer. Mr. Silcox joined the Company as Chief Financial Officer in 1993. Prior to employment with the Company, Mr. Silcox served with McDonnell Douglas Truck Services, Inc., a subsidiary of McDonnell Douglas Finance Corporation, from 1984 to 1992 leaving that organization as the Senior Vice President-Finance and Administration. Prior to employment by McDonnell Douglas, Mr. Silcox was a C.P.A. at PricewaterhouseCoopers LLP from 1976 to 1984 leaving that firm as a Senior Manager. Mr. Silcox has an M.B.A. degree in Accounting and Finance from the Amos Tuck School of Business Administration and a B.A. in Economics from Dartmouth College.

Mark A. Hjelle, Vice President and General Counsel. Mr. Hjelle joined the Company in 1998 as Vice President and General Counsel. Prior to joining the Company, Mr. Hjelle worked as a business lawyer at the Philadelphia law firms of Dechert Price & Rhoads and Duane Morris Heckscher LLP. Mr. Hjelle has a B.S. degree in Economics from the Wharton School of Business and a M.S. degree in Government from the University of Pennsylvania. Mr. Hjelle also holds a J.D. degree from the Case Western Reserve School of Law.

John E. Neal, Director. Mr. Neal has been a Director of the Company since 1998. Mr. Neal is Managing Director and Head of Corporate Banking for Banc One Capital Markets, Inc., a position he has held since July 2000. He was hired as Head - Commercial Real Estate for Bank One Corporation in November 1998. From February 1995 until January of 1998, he was president of Kemper Funds, a unit of Zurich Kemper Investments, Inc. Mr. Neal joined Kemper in July 1992 as executive vice president of real estate at Kemper Financial Services and senior vice president at Kemper Corporation. Previously, Mr. Neal was with Continental Bank (now Bank of America) where he served in a variety of management and executive positions within the bank’s real estate department since 1974. He is a director of Calamos Advisors Trust, Calamos Investment Trust, and Calamos Convertible Opportunities and Income Fund. Mr. Neal holds a bachelor’s degree and master’s degree in business administration from Harvard University.

Christopher J. Perry, Director. Mr. Perry has been a Director of the Company since 1998. Mr. Perry is currently Managing Director and President of Continental Illinois Venture Corporation, a position he has held since 1994, and is also a Partner of CIVC Partners III and of the ultimate general partner of the CIVC fund investing in Brickman Holdings in the Transaction. In addition to being a Director of the Company, Mr. Perry is a Director of General Roofing Services, TransWestern Publishing Company, L.P., Kellermeyer Business Services, LLC, LA Fitness International, LLC, RAM Reinsurance Company Limited., and Wastequip, Inc. Mr. Perry received a B.S. from the University of Illinois and an M.B.A. from Pepperdine University and is a certified public accountant.

John G. Schreiber, Director. Mr. Schreiber has been a Director of the Company since 1998. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also a Co-Founder and Partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a Trustee of AMLI Residential Properties Trust and a Director of The Rouse Company, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. Mr. Schreiber is also a Director of JMB Realty Corporation and a number of its affiliates. Prior to his retirement as an officer of JMB Realty Corporation in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. and an Executive Vice President of JMB Realty Corporation. Mr. Schreiber holds a B.B.A. from Loyola University in Chicago and a master’s degree in business administration from Harvard University.

Employment Agreement

The Company entered into an Employment Agreement, dated as of January 14, 1998, with Scott Brickman. This Employment Agreement provides that Mr. Brickman will serve as the Company’s President and Chief Executive Officer for a term of five years, subject to automatic one-year extension periods, unless notice of non-renewal is given by one of the parties at least 90 days prior to the end of the then-current term. The Employment Agreement was extended by one year.

Under this Employment Agreement, Mr. Brickman receives a base salary of $250,000 per year during the employment period, subject to annual adjustments to reflect changes in the national consumer price index. Mr. Brickman is also entitled to either the use of a company car or a $1,000 per month car allowance, reimbursement for expenses (including certain club memberships) and participation in all employee benefit programs generally available to senior executive employees. In addition, Mr. Brickman is entitled to receive a performance bonus for each fiscal year during the employment period in which the Company achieves EBITDA equal to at least 90% of the amount set forth in the annual operating budget. The size of this bonus varies from 60% to 125% of his base salary depending upon the extent to which EBITDA exceeds 90% of the budgeted amount.

This Employment Agreement provides that Mr. Brickman’s employment will continue until his death, permanent disability or incapacity, termination by the Company, or his resignation. If Mr. Brickman’s employment is terminated by the Company without cause or if he resigns for good reason (each as defined in the Employment

Agreement), he will be entitled to his base salary and employee benefits through the first anniversary of his termination or resignation. If Mr. Brickman’s employment is terminated due to his death, permanent disability or incapacity, he (or his representative) shall be entitled to receive his base salary and employee benefits through the second anniversary of such termination. This Employment Agreement also contains customary non-solicitation and non-competition provisions.

In light of the Company’s recent growth and development, the Board of Directors is renegotiating Mr. Brickman’s Employment Agreement, which will likely increase his base salary.

In connection with the relocation of Vice President Mark A. Hjelle, the Company entered into an Agreement dated January 7, 2004. Under the Agreement, in the event of Mr. Hjelle’s resignation for executive good reason (as defined in the agreement), or termination for other than cause (as defined in the agreement), Mr. Hjelle will be entitled to severance equal to one year’s salary and bonus plus reimbursement for the loss, if any, on the sale of Mr. Hjelle’s Maryland residence should Mr. Hjelle sell this residence prior to the 5th anniversary of the closing on the purchase of this residence.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Christopher J. Perry, a member of the Board of Directors’ Audit Committee, constitutes an “audit committee financial expert” as defined in the applicable Securities and Exchange Commission rules and regulations, and that Mr. Perry is not “independent” as defined in Sections 303.01(B)(2)(a) and (3) of the New York Stock Exchange’s listed company manual. Since the Company’s common stock is not currently listed on or with a national securities exchange or national securities association, it is not required to have a fully independent audit committee or an independent audit committee financial expert.

Code of Business Conduct and Ethics

The Company has adopted a code of ethics that applies to all of its senior executive and financial officers, including the Company’s principal executive officer (its Chief Executive Officer) and its principal financial and accounting officer (its Chief Financial Officer). This code of ethics will be provided without charge to any person requesting copies in writing from the Company’s Chief Financial Officer at the Company’s headquarters at 375 South Flowers Mill Road, Langhorne, Pennsylvania 19047.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the compensation for 2003 of the Company’s Chief Executive Officer and its next four most highly compensated executive officers (the “named executive officers”):

	Annual Compensation				Long-Term Compensation
Name	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Scott W. Brickman Chief Executive Officer, Director	2003	$274,446	$374,480	$6,280		$—
Jeffery R. Herold Chief Operating Officer	2003	248,461	125,045	431		5,000
John C. King Executive Vice President	2003	189,038	102,896	649		—
Charles B. Silcox Vice President and Chief Financial Officer	2003	143,077	69,534	1,889		—
Mark A Hjelle Vice President and General Counsel	2003	143,077	69,377	544		—

Equity Compensation

The following table details information regarding stock option grants issued by Brickman Group Holdings, Inc. to named executive officers under the Brickman Group Holdings, Inc. 2003 Employee Stock Option Plan during the fiscal year ended December 31, 2003:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price	Expiration Date	5%	10%
Jeffery R. Herold	262	3.1%	100%	3/30/2013	$164,770	$417,561
John C. King	182	2.2%	100%	3/30/2013	$114,459	$290,061
Charles B. Silcox	182	2.2%	100%	3/30/2013	$114,459	$290,061
Mark A. Hjelle	202	2.4%	100%	3/30/2013	$127,037	$321,936

In general, non-qualified stock options to purchase shares of Class A Non-Voting Common Stock of Brickman Group Holdings, Inc. granted in 2003 vest over five years (with 40% becoming vested within 2 years of the date of grant and an additional 20% vesting over each of the following 3 years) and expire ten years from the effective date of grant. In general, if a grantee voluntarily terminates his employment, vested options continue to be vested and excercisable for 6 months after termination in the case of death, disability or retirement, and for 30 days after termination in most other cases.

Director Compensation

Directors are not entitled to receive any compensation for serving on the Company’s Board of Directors, except that the Company’s two outside directors are paid a Board of Directors’ fee of $15,000 per year. Outside directors on the compensation and audit committees of the Board of Directors are compensated with annual fees of $1,000 and $2,500, respectively. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Compensation Committee Interlocks and Insider Participation

The compensation arrangements for the Company’s executive officers were established pursuant to arms-length negotiations between the Company and each executive officer. During 2003, the Company’s Chief Executive Officer, Scott W. Brickman participated in deliberations of the Company’s board of directors concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The Company is a wholly owned subsidiary of Brickman Holdings. The holders of Brickman Holdings’Group Holdings, Inc. common stock, on a fully diluted basis, are as follows:

Holder:	Percent
Brickman family members	52%
CIVC and associated investors (including Class L Common Stock with an aggregate liquidation value of approximately $30.0 million)	37%
Management of The Brickman Group, Ltd.	11%

Total	100%

The address for management of the Company and Brickman family members is c/o The Brickman Group, Ltd., 375 S. Flowers Mill Road, Langhorne, Pennsylvania 19047. The address of CIVC is 231 South LaSalle Street, Chicago, Illinois 60697.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization, Stock Purchase and Related Agreements

The Recapitalization Agreement and Class L Common Stock Purchase Agreement entered into in connection with the Transaction contain covenants which, among other things, limit management’s discretion by restricting the Company’s and/or Brickman Holdings’ ability (subject to various exceptions or approval by its stockholder CIVC Sidecar Fund, L.P., or CIVC) to:

•	borrow money;

•	pay dividends or purchase stock;

•	increase compensation to executives, unless approved by the compensation committee of the board of directors;

•	issue common stock or securities convertible into common stock for less than their fair market value;

•	make investments or acquire businesses;

•	dispose of material assets outside of the ordinary course of business;

•	enter into certain transactions with affiliates; and

•	change the type of business that the Company conducts.

The Recapitalization Agreement also provides CIVC and their affiliates and co-investors with a right to put their Class A common stock of Brickman Holdings to Brickman Holdings, subject to prior payment in full of the senior subordinate notes, for its fair market value at any time during April and May of 2008, 2009 or 2010 (subject to any restrictions in the Company’s debt agreements prior to the maturity of the senior subordinate notes). Brickman Holdings has the right to call this stock, subject to prior payment in full of the senior subordinate notes, for its fair market value at any time during April and May after the sixth anniversary and, in limited circumstances, after the fifth anniversary of the closing of the Transaction (subject to any restrictions in the Company’s debt agreements prior to the maturity of the senior subordinate notes). The Class L Common Stock Purchase Agreement contains similar put/call provisions with respect to the Class L common stock and the Senior Redeemable Common Stock except that Brickman Holdings may exercise its call right at any time after the third anniversary of the closing of the Transaction (subject to any restrictions in the Company’s debt agreements). The Recapitalization Agreement and Class L Common Stock Purchase Agreement also provide the Company’s primary outside investors with the benefit of customary affirmative covenants pertaining to the basic maintenance and conduct of the business, including customary information and inspection rights.

In connection with the transactions described above, the Company and certain former holders of its preferred stock entered into an Indemnity Agreement pursuant to which the Company agreed to indemnify these holders for certain costs, if any, arising from the exchange of such preferred stock for shares of Brickman Holdings’ common stock.

Stockholders Agreement

Pursuant to a stockholders agreement entered into in connection with the Transaction, Brickman Holdings and its stockholders agreed, among other things, to establish the composition of the board of directors, assure continuity in ownership and to limit the manner in which shares of Brickman Holdings’ stock may be transferred. The agreement provides that the board of directors will be established at no more than seven directors, with two designated by CIVC and its affiliates and the remainder designated by representatives of the Brickman family.

The stockholders agreement generally restricts the transfer of any shares of Brickman Holdings’ stock held by the parties to such agreement other than members of the Brickman family with certain limited exceptions that include, but are not limited to, registered public offerings and sales under Rule 144 of the Securities Act. Some of the Company’s stockholders have a right of first refusal with respect to specified transfers of Brickman Holdings’ shares. Certain managers, CIVC and their affiliates and permitted transferees, subject to certain limited exceptions, have the right to participate in any transfer of Brickman Holdings’ shares by a member of the Brickman family.

Brickman Holdings also has granted members of the Brickman family, certain managers, CIVC and their affiliates and permitted transferees preemptive rights in connection with certain issuances of Brickman Holdings stock.

A separate stockholders agreement among Brickman Holdings and the members of the Brickman family imposes similar restrictions on the transfer of the Brickman family’s Brickman Holdings’ stock. It also provides the Brickman family with a right to participate in a put or call with respect to shares held by CIVC and its co-investors and affiliates.

Registration Agreement

Under the registration agreement entered into in connection with the Transaction, some of Brickman Holdings’ stockholders have the right, subject to specified conditions, to require Brickman Holdings to register any or all of their shares of common stock under the Securities Act on Form S-1, a “long-form registration,” or on Form S-2 or Form S-3, a “short-form registration,” in each case at Brickman Holdings’ expense. Brickman Holdings is not required, however, to affect any such long-form registration or short-form registration during any lock-up period imposed by an underwriter in an underwritten public offering. All holders of registrable securities are entitled to request inclusion of such securities in any registration agreement at the Company’s expense whenever Brickman Holdings proposes to register any securities under the Securities Act, subject to customary exceptions and cut-backs.

In connection with all such registrations, Brickman Holdings has agreed to indemnify all holders of registrable securities against certain liabilities, including liabilities under the Securities Act. In addition, all the parties to the registration agreement have agreed not to make any public sales of their registrable securities during certain black-out periods.

Real Property Leases

The Company leases certain land, office buildings and improvements from Brickman Leasing, L.L.C., an entity owned by two of the Company’s stockholders who are also directors and one of whom is a named executive officer. There are three leases between Brickman Leasing, L.L.C. covering the Company’s corporate offices in Langhorne, Pennsylvania and its operations in Long Grove, Illinois and St. Louis, Missouri. The leases are triple net leases and expired on December 31, 2003, however, the Company is operating under an automatic renewal option of one year. Total rental expense paid on these leases was approximately $327,000, $365,000 and $318,000 in 2001, 2002 and 2003, respectively.

The Company leases an office building from one of Brickman Holdings’ stockholder employees under a five-year lease that expires in 2004. Total rental expense paid on this lease was $130,000, $134,000 and $138,000 in 2001, 2002 and 2003, respectively. There were no amounts due to or from this stockholder employee as of December 31, 2002 or 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following services were provided by PricewaterhouseCoopers LLP during the years ended December 31, 2002 and 2003:

	2002	2003
Audit fees	$91,000	$190,000
Audit-related fees	6,000	7,000
Tax fees	78,000	79,000
All other fees	384,000	181,000

Total	$559,000	$457,000

•	Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in the Company’s annual report on Form 10-K, the review of consolidated financial statements included in the Company’s report on Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. The fees in the 2003 column include amounts billed or allocated to the Company through the date of this report on Form 10-K for the year ended December 31, 2003.

•	Audit-related fees—These are fees for professional services billed for the audit of the Company’s employer sponsored retirement plan.

•	Tax Fees—These are fees for all professional services performed by professional staff of the Company’s independent accountant’s tax division except those services related to the audit of its financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals.

•	All Other Fees—These are fees for other permissible services performed that do not meet the above category descriptions, including fees related to the Transaction and technical accounting consultations.

Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the Company’s independent public accountants. The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditor. The approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the Company’s independent auditor or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee.

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

Page
Report of Independent Auditors	26-27
Consolidated Balance Sheets as of December 31, 2003 and 2002	28
Consolidated Statements of Operations for the year ended December 31, 2003, for the period from January 1, 2002 through December 19, 2002, (Predecessor) and for the period from December 20, 2002 through December 31, 2002, (Successor) and for the year ended December 31, 2001	29
Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the year ended December 31, 2003, for the period from January 1, 2002 through December 19, 2002 (Predecessor) and for the period from December 20, 2002 through December 31, 2002 (Successor) and for the year ended December 31, 2001	30
Consolidated Statements of Cash Flows for the year ended December 31, 2003, for the period from January 1, 2002 through December 19, 2002, (Predecessor) and for the period from December 20, 2002 through December 31, 2002, (Successor) and for the year ended December 31, 2001	31
Notes to Consolidated Financial Statements	32-49

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of The Brickman Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Brickman Group, Ltd. and its subsidiaries (referred to herein as the “Successor” or the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and for the period from December 20, 2002 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information for the year ended December 31, 2003 and for the period from December 20, 2002 through December 31, 2002 set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 19, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of The Brickman Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of The Brickman Group, Ltd. and its subsidiaries (referred to herein as the “Predecessor”) for the year ended December 31, 2001 and for the period from January 1, 2002 through December 19, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information for the year ended December 31, 2001 and for the period from January 1, 2002 through December 19, 2002 set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
March 21, 2003

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,281	$15,929
Accounts receivable, net of allowance for doubtful accounts (Note 4)	31,810	38,103
Unbilled revenue	4,498	3,116
Deferred tax asset	4,731	6,449
Other current assets	1,334	2,214

Total current assets	48,654	65,811
Property and equipment, net of accumulated depreciation (Note 5)	26,188	26,130
Deferred tax asset	—	452
Deferred charges, net of accumulated amortization (Note 3)	9,214	8,272
Intangible assets, net of accumulated amortization (Note 6)	120,818	97,970
Goodwill (Note 7)	32,663	32,663
Restricted investments and other assets (Note 11)	560	1,015

Total	$238,097	$232,313

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,972	$10,677
Deferred revenue	3,284	2,686
Capital lease obligation - current portion	401	307
Long-term debt - current portion	5,008	5,000
Accrued interest	635	734
Accrued expenses (Note 17)	16,214	21,370

Total current liabilities	36,514	40,774
Long-term debt and other liabilities
Capital lease obligation	434	215
Long-term debt (Note 8)	195,000	190,000
Deferred tax liability	2,658	—
Other liabilities	360	804

Total liabilities	234,966	231,793

Commitments and contingencies
Shareholders’ equity:
Class A voting common stock, $.01 par value; 1,100,000 and 51,317 authorized respectively and 51,317 issued and outstanding both years	1	1
Class A non-voting common stock, $.01 par value; 1,100,000 and 283,548 authorized respectively and 283,548 issued and outstanding both years	3	3
Class B non-voting common stock, $.01 par value; 200,000 and 117,517 authorized respectively and 117,517 issued and outstanding both years	1	1
Class C non-voting common stock, $.01 par value; 100,000 and 75,000 authorized respectively and 75,000 issued and outstanding both years	1	1
Paid-in capital	194,994	191,514
Accumulated deficit	(869)	—
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholders’ equity	3,131	520

Total liabilities and shareholders’ equity	$238,097	$232,313

The accompanying notes are an integral part on the consolidated financial statements

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1, 2002 to December 19, 2002	Period from December 20, 2002 to December 31, 2002	Year Ended December 31, 2003
Net service revenues	$255,441	$283,222	$8,735	$349,448
Cost of services provided	172,867	190,746	6,623	241,937

Gross profit	82,574	92,476	2,112	107,511
General and administrative expenses	45,547	54,796	2,176	61,361
Amortization expense	4,957	1,906	703	24,157

Income (loss) from operations	32,070	35,774	(767)	21,993
Interest expense	7,550	4,841	643	20,022

Income (loss) before income taxes	24,520	30,933	(1,410)	1,971
Income tax provision (benefit)	10,557	13,461	(541)	770

Net income (loss)	13,963	17,472	(869)	1,201
Accretion of preferred stock dividends	12,399	13,472	—	—

Net income (loss) related to common shareholders	$1,564	$4,000	$(869)	$1,201

The accompanying notes are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands except for share data)

	Common Stock
	Class A Voting 51,317 Authorized $.01 Par Value		Class A Non-voting 283,548 Authorized $.01 Par Value		Class B Non-voting 117,517 Authorized $.01 Par Value		Class C Non-voting 75,000 Authorized $.01 Par Value					Total Shareholders’ Equity (Deficit)
	Shares	SM Amount	Shares	SM Amount	Shares	SM Amount	Shares	SM Amount	Paid In Capital	Accumulated Deficit	Continuing Shareholders’ Basis Adjustment
Predecessor
Balance, January 1, 2001	88,741	1	869,251	9	139,750	1	75,000	1	—	(7,184)	(18,723)	(25,895)
Issuance of stock	6,511				3,050				401			401
Redemption of stock	(3,391)				(3,200)				(175)			(175)
Accretion of preferred stock dividend									(226)	(12,173)		(12,399)
Net income										13,963		13,963

Balance, December 31, 2001	91,861	1	869,251	9	139,600	1	75,000	1	—	(5,394)	(18,723)	(24,105)
Issuance of stock					300				12			12
Redemption of stock					(1,000)				(12)	(19)		(31)
Accretion of preferred stock dividend										(13,472)		(13,472)
Net income										17,472		17,472

Balance, December 19, 2002	91,861	$1	869,251	$9	138,900	$1	75,000	$1	—	$(1,413)	$(18,723)	$(20,124)

Successor
Initial capitalization, December 20, 2002
Cash contributed by Holdings									80,146			80,146
Stock contributed by Holdings	51,317	1	283,548	3	117,517	1	75,000	1	114,848			114,854
Continuing shareholders’ basis adjustment											(191,000)	(191,000)
Net loss										(869)		(869)

Balance, December 31, 2002	51,317	$1	283,548	$3	117,517	$1	75,000	$1	194,994	$(869)	$(191,000)	$3,131
Distribution to Brickman Group Holdings, Inc.									(3,480)	(332)		(3,812)
Net Income										1,201		1,201

Balance, December 31, 2003	51,317	$1	283,548	$3	117,517	$1	75,000	$1	191,514	$—	$(191,000)	$520

The accompanying notes are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Predecessor		Successor
	Year ended December 31, 2001	Period from January 1, 2002 to December 19, 2002	Period from December 20, 2002 to December 31, 2002	Year ended December 31, 2003
Cash flows from operating activities:
Net income(loss)	$13,963	$17,472	$(869)	$1,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,491	8,339	277	10,053
Amortization	4,957	1,906	703	24,157
Deferred taxes	3,190	5,127	(394)	(4,828)
Provision for doubtful accounts	861	574	325	186
Loss (gain) on disposal of assets	46	(6)	—	21
Changes in operating assets and liabilities, net of businesses acquired	(1,455)	2,410	(469)	(1,533)

Net change in cash from operating activities	28,053	35,822	(427)	29,257

Cash flows from investing activities:
Purchase of property and equipment	(10,657)	(13,572)	(501)	(10,306)
Cost of acquired businesses, net of cash acquired	(16,714)	—	(272,937)
Proceeds from sale of property and equipment	343	143	—	290

Net change in cash from investing activities	(27,028)	(13,429)	(273,438)	(10,016)

Cash flows from financing activities:
Proceeds from borrowings	13,250	1,012	200,000	—
Distribution to Brickman Group Holdings, Inc.	—	—		(3,812)
Transaction fees paid	(292)	—	—	(460)
Proceeds from issuance of common stock	401	12	80,146	—
Proceeds from issuance of preferred stock	681	—	—	—
Redemption of common stock	(175)	(31)	—	—
Redemption of preferred stock	(357)	—	—	—
Payments on long-term debt	(11,059)	(10,676)	—	(5,321)
Borrowings on revolving credit for acquisitions	3,464	—	—	—
Repayments on revolving credit	(3,464)	—	—	—

Net change in cash from financing activities	2,449	(9,683)	280,146	(9,593)

Net change in cash	3,474	12,710	6,281	9,648
Cash, beginning of period	173	$3,647	—	6,281

Cash, end of period	$3,647	$16,357	$6,281	$15,929

The accompanying notes are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

1. Business:

The Brickman Group, Ltd. (the “Company”) performs landscape maintenance, landscape construction and enhancement, and snow removal services for commercial customers in major metropolitan areas in 23 states throughout the United States. Landscape maintenance services are generally provided under cancelable contracts ranging from 1 to 8 years to a diverse set of customers with one or more sites, including regional and national commercial, retail, and industrial property owners, corporations, residential communities, schools and universities, hotels, hospitals, and governmental agencies. Services include grass mowing, planting and care of flower beds, tree and shrub pruning, bed edging, controlling weeds and pests, fertilizing, planting of grass, groundcovers, shrubs and trees, grading, and removing snow and ice.

2. The Transaction:

On December 20, 2002, the Company entered into a series of transactions (the “Transaction”) in which a newly formed holding company, Brickman Group Holdings, Inc. (“Holdings”), became the parent company of the Company. Holdings raised $80.1 million in equity capital which was invested in the Company and the Company raised $150 million from the sale of 11.75% subordinated notes due in 2009 and $50 million from the issuance of term notes to a group of banks. From these proceeds, $186.1 million was used to redeem the stock of certain of the Company’s shareholders and $94.6 million was used to repay existing indebtedness. In addition to the equity raised, certain shareholders of the Company exchanged their Company preferred and common stock with a fair value of $114.9 million for Class A common stock and Class L mandatorily redeemable common stock of Holdings. The transaction results in a new basis of accounting for Brickman as the transaction is accounted for as a business combination (Note 12). The results of operations and cash flows of the Company before the Transaction are not comparable to results of operations and cash flows after the Transaction. Amounts and disclosures that relate to operations and cash flows prior to the Transaction are identified as “Predecessor” information and amounts and disclosures that relate to operations and cash flows subsequent to the Transaction are identified as “Successor” information.

Detailed sources and uses of funds for the Transaction were as follows:

Source of funds:
11.75% Senior subordinated notes	$150,000

Senior bank facility	50,000

Equity contributions from Holdings	80,146

Fair value of Company shares contributed by Holdings:
334,865 shares of Class A Common stock at $156.81 per share	52,508
117,517 shares of Class B Common Stock at $174.38 per share	20,493
75,000 shares of Class C Common Stock at $18.37 per share	1,378
229,353 shares of Mandatorily redeemable preferred stock at $100.00 per share	22,935
Accumulated dividends related to Mandatorily redeemable preferred stock	17,540

114,854

Total external sources of funds	395,000
Company cash used in transaction	9,148

Total sources of funds	$404,148

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

2. The Transaction, continued:

Use of funds:
Redeem stock of Company shareholders:
626,247 shares of Class A Common Stock at $156.81 per share	$98,199
21,383 shares of Class B Common Stock at $174.38 per share	3,729
485,369 shares of Mandatorily redeemable preferred stock at $100.00 per share	48,537
Accumulated dividends related to Mandatorily redeemable preferred stock	35,648

186,113
Fair value of Company shares exchanged for Holdings shares (see above)	114,854
Repay existing indebtedness	94,612
Transaction fees	8,565

Total uses of funds	$404,148

3. Summary of Significant Accounting Policies:

Basis of Presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries all of which are wholly-owned by the Company. All significant inter-company transactions and account balances have been eliminated.

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

Concentration of Credit Risk:

The Company’s customer base is diverse and geographically dispersed. Accordingly, management believes the Company’s concentration of credit risk with respect to trade accounts receivable is low. Management continually evaluates the creditworthiness of the Company’s customers. The Company generally provides its services without requiring collateral from its customers.

Cash and Cash Equivalents:

Cash equivalents are investments in highly liquid financial instruments with an original maturity of 30 days or less.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

3. Summary of Significant Accounting Policies, continued:

Restricted Investments:

Restricted investments and other assets includes marketable securities which consist of stock, bond, and money market mutual funds held in trust for employees under a non-qualified deferred compensation plan (Note 11). The Company has determined that all of the marketable securities are trading securities as defined in Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS No. 115”) and accordingly such securities have been recorded at fair market value and unrealized gains and losses related to such securities have been recognized in the Consolidated Statements of Operations.

Property and Equipment:

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment purchased in connection with business acquisitions is recorded at fair market value at the time of acquisition. Costs of major additions and improvements are capitalized. Costs of replacements, maintenance, and repairs, which do not improve or extend the life of the related assets, are charged to operations.

When an asset is sold, retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Depreciation for operating assets is computed using the straight line method over the estimated useful lives of the assets (3 to 7 years) and for leasehold improvements, the shorter of the length of the related leases and the estimated useful lives of the assets (3 to 10 years).

Deferred Charges:

Deferred charges, consisting of fees and other expenses associated with borrowings, are being amortized ratably over the terms of the related borrowings. Deferred charges are presented net of accumulated amortization of $41 at December 31, 2002, and $1,350 at December 31, 2003. Amortization expense related to deferred charges was $371 in 2001, $429 for the period from January 1, 2002 through December 19, 2002, $41 for the period from December 20, 2002 through December 31, 2002, and $1,309 in 2003.

Goodwill:

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

3. Summary of Significant Accounting Policies, continued:

Impairment of Long-lived Assets:

The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets, including property and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of the impairment tests.

Continuing Shareholders’ Basis Adjustment:

The Company was acquired by Holdings on December 20, 2002 as described in notes 2 and 12. This transaction was accounted for as a purchase in accordance with Standards of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 66% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 34% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 66% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88-16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions”(“EITF 88-16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $191,000 with a corresponding reduction in the amount assigned to goodwill.

Net Service Revenues:

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

Landscape construction and enhancement:

Landscape construction and enhancement services are generally provided under contracts of less than one year. Revenue for these services is recognized as follows: each month, the Company divides the actual labor, material, and subcontractor costs incurred on the contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

Snow removal:

Snow removal services are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are performed.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

3. Summary of Significant Accounting Policies, continued:

Net Service Revenues, continued:

The current asset, unbilled revenue, and current liability, deferred revenue, result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts.

Cost of Services Provided:

Cost of services provided represents the costs of labor, subcontractors, materials, equipment costs (including depreciation), and other costs directly associated with landscape contracting. These costs are expensed as incurred.

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation expense was recognized for these grants because the exercise price of the options equaled the fair market value of the underlying stock on the date of grant. Had the Company had applied the fair market value based recognition and measurement provisions of SFAS No. 123 to stock-based compensation, net income would have been reduced by $57 in 2003. The Black-Scholes valuation model was used to establish the fair value of the options. A risk free rate of 3.8% at the date of grant was assumed. No volatility factor was used in the valuation since Holdings stock is not traded publicly. The expected option term was assumed to be the vesting period of 5 years. The pro forma effect of adopting the recognition and measurement provisions of SFAS No. 123 may not be representative of the effect on reported results of operations in future years.

Recent Accounting Pronouncements:

Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Financial Accounting Standards Board (“FASB”) deferred the implementation date for FIN 46 for variable interest entities that existed prior to December 31, 2003 in financial statements issued for periods ending after December 15, 2004. The Company does not expect the implementation of this interpretation to have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (“SFAS No. 150”) establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that embodies an obligation of the issuer as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and shall be effective at the beginning of the first interim period beginning after December 15, 2003. The Company does not expect the implementation of this standard to have a material impact on its consolidated financial statements.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

4. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2002	December 31, 2003
Accounts receivable	$33,854	$40,333
Allowance for doubtful accounts	(2,044)	(2,230)

Accounts receivable, net	$31,810	$38,103

Accounts receivable amounts include retention on incomplete projects to be completed within one year of $92 at December 31, 2002, and $476 at December 31, 2003. All other amounts are due currently.

5. Property and Equipment:

Property and equipment consists of the following:

	December 31, 2002	December 31, 2003
Operating equipment	$22,952	$32,134
Software, office equipment, and leasehold improvements	3,513	4,002

Property and equipment, cost (fair value at December 31, 2002)	26,465	36,136
Less:
Accumulated depreciation	(277)	(10,006)

Property and equipment, net	$26,188	$26,130

6. Intangible Assets:

Intangible assets represent customer contracts, relationships and backlog, and Company trademark acquired in business combinations and are being amortized over 1 to 15 years, the expected duration of these intangibles. The Company trademark is being amortized over 5 years to a terminal value of $7,332. Intangible assets are presented net of accumulated amortization of $662 at December 31, 2002, and $23,510 at December 31, 2003. Amortization expense related to intangible assets was $632 in 2001, $1,462 for the period from January 1, 2002 through December 19, 2002, $662 for the period from December 20, 2002 through December 31, 2002, and $22,848 in 2003.

Intangible assets consist of the following:

	December 31, 2002	December 31, 2003
Customer contracts, relationships and backlog	$108,480	$108,480
Trademark	13,000	13,000

Sub-total	121,480	121,480
Less: Accumulated amortization	662	23,510

Total	$120,818	$97,970

The weighted average amortization period for the intangibles is 4.2 years and amortization expense is anticipated to be $18,925 in 2004, $15,462 in 2005, $12,703 in 2006, $10,370 in 2007, and $7,736 in 2008.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

7. Goodwill:

Predecessor

Goodwill represented the excess of cost over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed recorded in connection with the purchase of the Company in 1998 and other landscape businesses (Note 12) and, prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”) in 2002, was being amortized over 40 years. Amortization expense related to goodwill was $3,954 in 2001.

Financial Accounting Standards No. 141, “Business Combinations” (“FAS No. 141”) and FAS No. 142 were issued in June 2001. FAS No. 141 requires that 1) the purchase method of accounting be used for all business combinations initiated after June 30, 2001, 2) certain intangible assets acquired in business combinations be presented separately from goodwill and other intangible assets, and 3) that existing goodwill be evaluated under the new separation requirements upon the adoption of FAS No. 142. FAS No. 142 discontinues amortization of both goodwill existing at the time of adoption and goodwill recorded subsequent to adoption. The Company was required to adopt FAS No. 142 on January 1, 2002.

The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization:

	Predecessor		Successor
	Year ended December 31, 2001	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year ended December 31, 2003
Net income (loss) related to common shareholders	$1,564	$4,000	$(869)	$1,201
Add back: Goodwill amortization	3,954	—	—	—

Adjusted net income (loss) related to common shareholders	$5,518	$4,000	$(869)	$1,201

8. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2002	December 31, 2003
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior bank facility, due 2008 bearing interest at 4.4% at December 31, 2002 and 4.1% at December 31, 2003	50,000	45,000
Installment notes payable, due 2003 bearing interest at 8.50% at December 31, 2002	8	—

Total long-term debt	200,008	195,000
Less:
Current portion	(5,008)	(5,000)

Long-term debt, net	$195,000	$190,000

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

8. Long-term Debt, continued:

11.75% Senior subordinated notes:

On December 20, 2002 the Company issued $150,000 of 11.75% Senior subordinated notes due 2009 (the “Notes”). The Notes are due on December 15, 2009 and bear interest at 11.75%. Interest is due semi-annually on June 15 and December 15. The Notes are uncollateralized and are junior to all other debt. The Notes are not redeemable prior to December 15, 2006, except in the case of a public equity offering by the Company. The Company must offer to purchase the Notes at 101% of face value in the event of a change of control of the Company. The indenture governing the Notes imposes certain limitations on the Company’s ability to incur debt, pay dividends, make investments, sell assets, repurchase Company or Holdings stock, and merge or consolidate. The Company registered notes with the Securities and Exchange Commission (“Registered Notes”) in June, 2003 and holders of the Notes exchanged the Notes for Registered Notes that may be publicly traded. The fair market value of the Notes as of December 31, 2003 based on market quotes was approximately $175,000.

Senior bank facility:

The Company and eight financial institutions are party to a credit agreement (the “Credit Agreement”) dated December 20, 2002. The Credit Agreement governs a $50,000 term loan (“Term Loan”) and a $30,000 revolving credit facility (the “Facility”). The Credit Agreement provides that $7,500 of the Facility may be used for letters of credit. All amounts outstanding under the Credit Agreement are collateralized by the assets of the Company.

Interest rates on the Term Loan are set at 1.75% over the prevailing prime rate of interest or are established for periods of up to six months at 3.00% over LIBOR. These rates are subject to the Company maintaining its senior credit ratings with Standard & Poor’s (BB-) and Moody’s (Ba3).

The weighted average interest rate on the Term Loan at December 31, 2003 was 4.1%. The Term Loan is due in quarterly installments. Annual amounts due through December 2008 are as follows: $5,000 in 2004, $8,000 in 2005, $10,000 in 2006, $10,000 in 2007, and $12,000 in 2008.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow as defined in the Credit Agreement as additional amortization commencing with 2003. The percentage varies with the ratio between the Company’s debt and its cash flow. Under this provision, the Company will be obligated to pay $6,398 in additional amortization in 2004.

The Credit Agreement imposes financial covenants upon the Company with respect to leverage, fixed charge coverage, interest coverage, capital expenditures, and earnings and restricts the Company’s actions with respect to incurrence of liens, disposition of assets, consolidations and mergers, and distributions to shareholders. At December 31, 2003, the Company was not in violation of any of these covenants.

Under the Credit Agreement, amounts outstanding on the Facility bear interest at the same rates as the Term Loan. The Facility is available for working capital and, subject to limitations, acquisitions. At December 31, 2003, $-0- was outstanding on the Facility. Availability on the Facility at December 31, 2003, after accounting for undrawn letters of credit totaling $4,536 (substantially all supporting self-insured retention amounts under the Company’s insurance programs (Note 14)), was $25,464. There is an annual commitment fee equal to ½ of 1% of the unused balance of the Facility.

All of the Company’s borrowings under the Credit Agreement are at interest rates that are fixed for periods no longer than 6 months and, accordingly, the carrying value of the Term Loan at December 31, 2003 approximates fair market value.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

9. Income Taxes:

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. Deferred tax assets are evaluated for the estimated future tax effects of deductible temporary differences and tax operating loss carryovers. Management believes the realizability of the Company’s deferred tax assets is reasonably assured and, accordingly, no valuation allowances have been provided.

The components of tax expense (benefit) are as follows:

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year Ended December 31, 2003
Current:
Federal	$5,651	$5,797	$(112)	$4,161
State	1,716	2,537	(35)	1,437

	7,367	8,334	(147)	5,598
Deferred	3,190	5,127	(394)	(4,828)

Total	$10,557	$13,461	$(541)	$770

Income tax expense (benefit) differs from the amount computed by applying the statutory rate of 35% to income (loss) before income taxes as a result of the following:

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year Ended December 31, 2003
Income tax expense (benefit) at federal statutory rate	$8,583	$10,827	$(494)	$690
State tax (benefit), net of federal benefit (tax)	1,435	2,109	(83)	200
Non-deductible expenses	539	525	36	82
Fuel tax credit & other	—	—	—	(202)

Income tax expense (benefit)	$10,557	$13,461	$(541)	$770

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

9. Income Taxes, continued:

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	December 31, 2002	December 31, 2003
Current deferred tax asset:
Allowance for doubtful accounts	$835	$874
Accrued expenses	3,896	5,575

	$4,731	$6,449

Non-current deferred tax asset (liability):
Intangibles	$170	$3,884
Property and equipment	(2,975)	(3,762)
Deferred compensation	147	330

	$(2,658)	$452

10. Leases:

Capital Lease Obligation:

The Company has capital lease obligations for enterprise resources planning software licenses and operating equipment. The terms of the leases are from 1 to 2 years. Property under capital leases is summarized below:

	December 31, 2002	December 31, 2003
Operating equipment	$38	$32
Software, office equipment, and leasehold improvements	950	950

Property and equipment, cost	988	982
Less:
Accumulated depreciation	—	207

Property and equipment, net	$988	$775

Future minimum lease payments under capital lease obligations as of December 31, 2003 are as follows:

Future minimum lease payments:-
Year ending December 31:
2004	$307
2005	288

Total	595

Less executory costs	(33)
Net minimum lease payments	562
Less amount representing interest	40

Present value of net minimum lease payments	522
Less current portion	(307)

Capital lease obligations	$215

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

10. Leases, continued:

Operating Leases:

The Company is committed under various operating leases for buildings and equipment with terms ranging from month to month to five years. Most of the leases contain customary renewal options and escalation clauses. Lease expense, $3,465 in 2001, $3,842 for the period from January 1, 2002 through December 19, 2002, $113 for the period from December 20 through December 31, 2002, and $4,246 in 2003 includes amounts paid to related parties (Note 15).

Minimum annual lease payments under non-cancelable, operating leases are as follows:

2004	$2,546
2005	1,792
2006	1,138
2007	652
2008	331
Thereafter	170

11. Employee Benefit Plans:

The Company has a voluntary, defined contribution, qualified retirement plan covering substantially all of its employees. The Company contribution, $524 in 2001, $613 for the period from January 1, 2002 through December 19, 2002, $19 for the period from December 20, 2002 through December 31, 2002, and $783 in 2003 is equal to 50% of participant voluntary contributions not in excess of 5% of participant compensation and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

A non-qualified deferred compensation plan is available to certain executives. Under the plan, participants may elect to defer up to 70% of their compensation. The Company invests the deferrals in participant-selected marketable securities that are held in a Rabbi Trust. The net unrealized gains (losses) associated with holding these securities were ($18) in 2001, ($62) for the period from January 1, 2002 through December 19, 2002, ($5) for the period from December 20, 2002 through December 31, 2002, and $160 in 2003 and were recognized in the Company’s earnings in accordance with FAS No. 115. The liability to employees under the plan was $360 at December 31, 2002, and $804 at December 31, 2003 and is classified with Other liabilities. Increases (decreases) to this liability caused by changes in the value of the marketable securities were ($18) in 2001, ($62) for the period from January 1, 2002 through December 19, 2002, ($5) for the period from December 20, 2002 through December 31, 2002, and $160 in 2003 and were recognized currently in accordance with Issue No. 97-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” and are classified with general and administrative expenses.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

12. Acquisitions:

In August 2001, the Company purchased certain assets and contracts of the landscape division of Duke Realty Limited Partnership covering commercial office, industrial, and retail landscape operations in 14 metropolitan markets in 11 states, but principally Georgia, Indiana and Ohio (the “Duke Transaction”). The Duke Transaction increased the Company’s market penetration in eight of the Company’s existing markets and provided the opportunity to enter six new markets. The transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price was allocated to the estimated fair market value of tangible assets acquired and the remaining value was assigned to contracts with an estimated duration of 10 to 14 years. The weighted average amortization period for the contracts was 5.2 years and amortization expense was anticipated to be $1,507 in 2002, $1,463 in 2003, $1,391 in 2004, $1,320 in 2005, and $1,215 in 2006. The contracts were classified as intangible assets in the Consolidated Balance Sheets. Results of operations of the acquired business were included in the Statements of Operations from the dates of acquisition. The Company obtained term financing for the acquisition.

A summary of this acquisition follows:

Aggregate purchase price	$13,464
Less:
Property and equipment acquired	1,421
Intangible assets acquired	12,043

Goodwill acquired	$—

The Transaction described in note 2 was accounted for as a business combination in accordance with SFAS No. 141 with the step-up in the basis of assets acquired and liabilities assumed limited by the requirements of EITF 88-16. A summary of the Transaction is presented below:

Proceeds from borrowings	$200,000
Cash contributions from Holdings	80,146
Exchange of shares of predecessor company for shares of Holdings (Note 2)	114,854

Aggregate purchase price, net of cash	395,000
Continuing shareholders’ basis adjustment (Note 3)	(191,000)

Purchase price allocated	$204,000

Fair value of net tangible assets acquired:
Cash	7,209
Accounts receivable	28,332
Other current assets	7,318
Deferred tax asset	4,607
Property and equipment	25,964
Current liabilities	(28,368)
Capital lease obligations	(843)
Deferred tax liability	(2,929)

Net tangible assets acquired	41,292
Capitalized debt issuance costs	8,565
Intangible assets acquired	121,480

Goodwill	$32,663

Goodwill expected to be deductible for tax purposes	$3,551

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

13. Capital Structure:

Common Stock:

In the event of dissolution or liquidation of the Company, the holders of the common stock receive distributions in the following order: holders of Class A Stock receive distributions equal to original cost, holders of Class B Stock receive distributions equal to original cost, holders of Class C Stock receive distributions equal to original cost, thereafter, remaining distributions are shared in accordance with the certificate of incorporation of the Company. In connection with the Transaction, all of the Company’s common stock was either redeemed by the Company or exchanged by Company shareholders for Holdings Common A or Holdings Common L stock. At December 31, 2003, all Company common stock is held by Holdings. There were no potentially dilutive securities outstanding at December 31, 2001, December 19, 2002, December 31, 2002, or December 31, 2003.

Holders of 35.2% of Holdings Common A Stock may put their shares to Holdings at fair market value in 2008, 2009, and 2010 or upon a change of control of Holdings or the Company. Holdings is a holding company, and as such, will rely on the Company to satisfy its obligations.

Mandatorily Redeemable Stock:

Predecessor:

The Company designated 1,000,000 of the 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (the “Preferred Stock”), of which 714,722 shares were issued and outstanding at December 19, 2002. The Preferred Stock had mandatory redemption requirements (see below) and had a liquidation value for each outstanding share of Preferred Stock equal to $100.00 ($71,472 at December 19, 2002). Dividends on outstanding Preferred Stock were cumulative and accrued at a rate of 12% per annum based on the sum of the liquidation value of each share plus all accumulated and unpaid dividends thereon. Accumulated and unpaid dividends were $53,188 at December 19, 2002. The Company did not declare any dividends on the Preferred Stock.

The holders of the Preferred Stock had a liquidation preference over the holders of common stock by which the Preferred Stock holders receive an amount equal to the aggregate liquidation value plus all accrued and unpaid dividends before any distribution was made to any holder of common stock. Without the consent of the majority of the outstanding shares of Preferred Stock, the Company could not repurchase or redeem any shares of the Company’s common stock or pay or declare any dividend or make any distribution upon any of the Company’s common stock.

Generally, the holders of Preferred Stock were not entitled to vote on any matter submitted to shareholders for a vote.

The Company was required to redeem 50% of the outstanding shares of Preferred Stock on January 1, 2007 and 100% of the outstanding shares of Preferred Stock on January 1, 2008, or earlier in the event of a change in control, at a price per share equal to the liquidation value thereof plus all accrued and unpaid dividends. Therefore, absent a change of control, there were no redemption requirements for the Preferred Stock for the five years following 2001.

Accretion of dividends has been recorded as a charge to additional paid in capital until such account is exhausted and then as a charge to accumulated deficit as set forth in the accompanying Statements of Changes in Shareholders’ Equity (Deficit). The aggregate redemption value of the outstanding Preferred Stock was $124,660 at December 19, 2002.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

13. Capital Structure, continued:

Mandatorily Redeemable Stock, continued:

Predecessor, continued

Changes in Preferred Stock and accumulated dividends thereon for the period from January 1, 2001 through December 19, 2002 were follows:

	Shares	Amount	Accumulated Dividends
Balance January 1, 2001	710,382	$71,038	$27,427
Issuance of preferred stock	6,806	681
Redemption of preferred stock	(2,466)	(247)	(110)
Accretion of dividends			12,399

Balance, December 31, 2001	714,722	71,472	39,716
Accretion of dividends			13,472

Balance, December 19, 2002	714,722	$71,472	$53,188

In connection with the Transaction, all outstanding Preferred Stock was either redeemed by the Company or exchanged by Company shareholders for Holdings Common A or Holdings Common L stock and then contributed by Holdings to the Company for immediate cancellation.

Successor:

Holdings’ capital structure includes $30,000 of Common L Stock. This stock is mandatorily redeemable in 2010 at liquidation value plus accrued dividends compounded at 12%. The Common L Stock is convertible into 5.6% of the outstanding Common A Stock at the closing of the Transaction (9,788 shares). Holders of Common L Stock may put their shares to Holdings in 2008, 2009, and 2010 or upon a change of control of Holdings or the Company. Commencing in December 2005 Holdings may call the Common L Stock. Holdings is a holding company, and as such, will rely on the Company to satisfy its obligations.

On December 31, 2003, the Company made a distribution in the amount of $3,812 to Holdings. Holdings, in turn, paid a dividend of $3,812 to the holders of Holdings Common L Stock. As a consequence, there were no accrued and unpaid dividends on Holdings Common L Stock at December 31, 2003.

Stock Based Compensation:

Predecessor

The Company had reserved 200,000 shares of Class B Non-Voting Common Stock (“B Stock”) for distribution to employees. The Company granted 2,600 shares and sold 450 shares of B Stock to 25 employees in 2001; and granted 100 shares and sold 200 shares of B Stock to two employees during the period from January 1, 2002 to December 19, 2002. The grants and sales were made at fair market value as determined by management using a valuation model and as approved by the Company’s the Board of Directors ($40 per share in 2001 and 2002). Compensation expense of $104 and $4 was recognized in the year ended December 31, 2001 and in the period from January 1, 2002 through December 19, 2002, respectively. B Stock could not be sold or transferred, except as provided by the Shareholders’ Agreement, and could be called by the Company upon termination of a holder’s employment with the Company. The Company redeemed 3,200 shares of B stock at an aggregate cost of $32 in 2001; and 1,000 shares of B Stock at an aggregate cost of $31 during the period from January 1, 2002 through December 19, 2002. All B Stock issued vested over five years or immediately upon a change in control of the Company.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

13. Capital Structure, continued:

Stock Based Compensation, continued:

Successor

In March 2003, the Company adopted the 2003 Employee Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company may grant options to purchase up to 13,156 shares of Holdings Class A Common stock. Activity in the Option Plan in 2003 was as follows:

	2003
	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	—	—
Granted	8,379	$1,000
Forfeited	297	$1,000
Exercised	—	—

Outstanding at end of year	8,082	$1,000

Exercisable at end of year	—	—

Options granted in 2003 have an exercise price of $1,000, vest over 5 years, are exercisable through March 30, 2013, and have a weighted average remaining life of 9.25 years. Shares available for future grants under the Option Plan amounted to 5,371 shares at December 31, 2003.

14. Commitments and Contingencies:

Risk Management:

The Company carries general liability, vehicle liability, workers compensation, professional liability, directors and officers liability, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers compensation, general liability, vehicle liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured. The Company’s accrual for unpaid and incurred but not reported claims under these programs at December 31, 2003 is $6,479 and is included in accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Litigation:

The Company is from time to time party to litigation arising in the normal course of business. Generally, such litigation involves claims for personal injury and property damage incurred in connection with operations. The Company is not currently involved in any litigation, nor is the Company aware of any threatened litigation, that it believes is likely to have a material adverse effect on its financial condition, results of operations or cash flows. The Company believes its insurance coverage is adequate to cover the risks of any situations that currently exist or are reasonably likely to arise.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

15. Related Party Transactions:

The Company leases certain land, office buildings and improvements from Brickman Leasing, L.L.C., an entity owned by certain shareholders of the Company, under three-year leases that expired on December 31, 2003. Total rental expense paid on these leases was $327 in 2001, $355 for the period from January 1, 2002 through December 19, 2002, $10 for the period from December 20, 2002 through December 31, 2002, and $318 in 2003. There were no amounts due to or from Brickman Leasing, L.L.C. as of December 31, 2002 or December 31, 2003.

The Company leases an office building from a shareholder employee of the Company under a five-year lease that expired in 2003. The lease was extended during 2003 until March 31, 2004. Total rental expense paid on this lease was $130 in 2001, $130 for the period from January 1, 2002 through December 19, 2002, $4 for the period from December 20, 2002 through December 31, 2002, and $138 in 2003. There were no amounts due to or from this shareholder employee as of December 31, 2002 or December 31, 2003.

The Company makes advances to shareholder employees in the normal course of business. There were no material amounts due from such employees or executive officers as of December 31, 2002 or December 31, 2003.

16. Segment Information:

The Company operates in one reportable segment - commercial landscape services. The Company is organized into approximately 100 branch units surrounding major metropolitan areas throughout the United States. Subject to variation in climate and horticulture, each branch unit performs all of the services that the Company offers.

17. Supplemental Balance Sheet Information:

Accrued expenses in the accompanying consolidated balance sheets consist of the following:

	December 31, 2002	December 31, 2003
Insurance reserves	$4,470	$6,479
Payroll-related accruals	7,095	8,515
Other	4,649	6,376

Total	$16,214	$21,370

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

18. Supplemental Cash Flow Information:

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year Ended December 31, 2003
Cash paid for income taxes	$9,140	$7,771	$—	$2,619
Cash paid for interest	$8,296	$5,431	$—	$19,923
Non-cash financing activities:
Accretion of preferred stock dividends	$12,399	$13,472	$—	$—
Grant of stock to employees (Note 13)	$104	$4	$—	$—

Changes in operating assets and liabilities, net of businesses acquired are as follows:

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year Ended December 31, 2003
Accounts receivable, net	$4,479	$(3,834)	$(3,804)	$(6,479)
Unbilled revenue	(69)	(1,154)	761	1,382
Other assets	(538)	(660)	(546)	(1,242)
Accounts payable	(3,388)	3,570	1,399	(295)
Deferred revenue	1,154	(1,874)	939	(598)
Accrued interest	(746)	254	635	99
Accrued expenses	(2,461)	5,983	125	5,156
Other liabilities	114	125	22	444

Total	$(1,455)	$2,410	$(469)	$(1,533)

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

19. Unaudited Quarterly Results of Operations:

Summarized quarterly results of operations for 2002 and 2003 were as follows (in thousands):

	Predecessor					Successor
	First Quarter	Second Quarter	Third Quarter	Period from October 1, 2002 – December 19, 2002	Total for period from January 1, 2002 – December 19, 2002	Period from December 20, 2002 – December 31, 2002
2002
Net service revenues	$47,645	$92,540	$79,519	$63,518	$283,222	$8,735
Gross Profit	10,588	32,609	28,732	20,547	92,476	2,112
Operating income (loss)	(2,170)	16,975	14,047	6,922	35,774	(767)
Net income (loss)	(1,923)	9,509	7,129	2,757	17,472	(869)
Net income (loss) related to common shareholders	$(5,213)	$6,084	$3,563	$(434)	$4,000	$(869)

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Net service revenues	$75,417	$105,902	$87,757	$80,372	$349,448
Gross profit	15,840	35,940	29,652	26,079	107,511
Operating income (loss)	(4,445)	13,767	8,711	3,960	21,993
Net income (loss)	$(5,609)	$5,175	$2,610	$(975)	1,201

(a)(2) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.

(b) Reports on Form 8-K

Form 8-K, Items 7 and 9, filed on November 7, 2003 regarding a Company press release concerning earnings and other information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on, March 30, 2004.

THE BRICKMAN GROUP, LTD.

/s/ Charles B. Silcox
By:	Charles B. Silcox
Its:	Vice President and Chief Financial Officer

According to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2004.

Signatures	Capacity
/s/ Scott W. Brickman Scott W. Brickman	Chief Executive Officer, Director (principal executive officer)

/s/ Charles B. Silcox Charles B. Silcox	Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Theodore W. Brickman, Jr. Theodore W. Brickman, Jr.	Chairman of the Board and Director

/s/ John E. Neal John E. Neal	Director

/s/ Christopher J. Perry Christopher J. Perry	Director

/s/ John G. Schreiber John G. Schreiber	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1**	Recapitalization Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., the stockholders of The Brickman Group, Ltd. signatories thereto, Brickman Group Holdings, Inc. and CIVC Sidecar Fund, L.P.

3.1**	The Brickman Group, Ltd. Certificate of Amended and Restated Certificate of Incorporation

3.1.1***	Certificate of Amendment to Certificate of Incorporation effective July 31, 2003

3.2**	The Brickman Group, Ltd. By-Laws

4.1**	Indenture, dated as of December 20, 2002 between The Brickman Group, Ltd., the Guarantors named therein and Bank One, N.A., as Trustee

4.3**	Form of $150,000,000 The Brickman Group, Ltd. 11 3/4% Senior Subordinated Notes due 2009 issued in the 2003 Exchange Offer

4.4**	Form of Guaranty issued by the Guarantors of the 11 3/4% Senior Subordinated Notes due 2009

10.1**	Registration Rights Agreement dated as of December 20, 2002 by and among The Brickman Group, Ltd. as Issuer, the guarantors of The Brickman Group, Ltd. signatory thereto, and CIBC World Markets Corp. and Lehman Brothers Inc. as Initial Purchasers

10.2**	Credit Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., the guarantors party thereto, the lenders party thereto and Antares Capital Corporation, as agent

10.3**	Borrower Security Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd. and Antares Capital Corporation

10.4**	Indemnity Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., Brickman Group Holdings, Inc. and the stockholders of The Brickman Group, Ltd. signatories thereto

10.5**	Employment Agreement, dated January 14, 1998, between The Brickman Group, Ltd., Brickman Holdings Corp. and Scott Brickman

10.6**	Form of letter to outside directors re compensation provided to Messrs. Neal and Schreiber

10.7**	Lease Agreement, dated as of January 1, 1997, as amended, by and among Brickman Leasing and Brickman Group Ltd. regarding property located in Langhorne, Pennsylvania

10.8**	Lease Agreement, dated as of January 1, 1997, as amended, by and among Brickman Leasing, L.L.C. and Brickman Group, Ltd. regarding property located in Long Grove, Illinois

10.9**	Lease Agreement, dated as of January 1, 1997, as amended, by and among Brickman Leasing, L.L.C. and Brickman Group, Ltd. regarding property located in St. Louis, Missouri

10.10**	Lease Agreement, dated as of August 29, 1998, by and among Lot 2 Fremont Holdings, LLC and The Brickman Group, Ltd.

10.11**	Brickman Holdings Corp. 10.65% Junior Subordinated Note due January 31, 2007 in the principal sum of $5,000,000 issued to Theodore W. Brickman, Jr. on behalf of himself, Sally B. Brickman, Steven G. Brickman, Scott W. Brickman, Julie B. Carr and Susan B. McGrath

10.12**	Confidentiality and Non-Competition Agreement, dated as of July 31, 1998, by and among The Brickman Group, Ltd. and Jeffrey R. Herold

10.13**	Form of Confidentiality and Non-Competition Agreement between The Brickman Group, Ltd. and certain executive officers including Messrs. Silcox and Hjelle

10.14**	Confidentiality and Non-Competition Agreement, dated as of January 1, 1999, by and among The Brickman Group, Ltd. and John C. King

10.15*	Agreement, dated January 7, 2004 by and among The Brickman Group, Ltd. and Mark A. Hjelle

10.16*	Brickman Group Holdings, Inc. 2003 Employee Stock Option Plan

10.17*	Brickman Group Holdings, Inc. Management Redemption Plan For Management Stockholders

10.18*	Form of Stock Option Award Agreement

12.1*	Statement Regarding Computation of Ratios

21.1**	Subsidiaries of the Registrant

31.1*	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

E-1

31.2*	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Incorporated by reference to the Exhibit of the same number filed with The Brickman Group, Ltd.’s Registration Statement on Form S-4 filed January 31, 2003
***	Incorporated by reference to the Exhibit of the same number filed with The Brickman Group, Ltd.’s Quarterly Report on Form 10-Q filed August 8, 2003

E-2