Form 10-Q
period 2004-03-31
BRICKMAN GROUP LTD
filed 2004-05-11
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-102885

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

None

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

BALANCE SHEETS

(dollars in thousands except for share data)

	December 31, 2003	(Unaudited) March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,929	$15,698
Accounts receivable, net of allowance for doubtful accounts	38,103	25,633
Unbilled revenue	3,116	9,257
Deferred tax asset	6,449	6,569
Other current assets	2,214	4,872

Total current assets	65,811	62,029
Property and equipment, net of accumulated depreciation	26,130	27,846
Deferred tax asset	452	1,232
Deferred charges, net of accumulated amortization	8,272	7,895
Intangible assets, net of accumulated amortization	97,970	97,187
Goodwill	32,663	32,663
Restricted investments and other assets	1,015	1,054

Total	$232,313	$229,906

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,677	$8,694
Deferred revenue	2,686	11,494
Capital lease obligation - current portion	307	424
Long-term debt - current portion	5,000	6,000
Accrued interest	734	5,140
Accrued expenses	21,370	19,910

Total current liabilities	40,774	51,662
Long-term debt and other liabilities
Capital lease obligation	215	15
Long-term debt	190,000	183,000
Deferred tax liability	—	—
Other liabilities	804	840

Total liabilities	231,793	235,517

Commitments and contingencies

Shareholders’ equity (deficit):
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both periods	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both periods	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both periods	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both periods	1	1
Paid-in capital	191,514	191,009
Accumulated deficit	—	(5,626)
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholders’ equity (deficit)	520	(5,611)

Total liabilities and shareholders’ equity (deficit)	$232,313	$229,906

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	For the three months ended March 31,
	2003	2004
Net service revenues	$75,417	$70,399
Cost of services provided	59,577	54,390

Gross profit	15,840	16,009
General and administrative expenses	14,475	15,277
Amortization expense	5,810	5,145

Loss from operations	(4,445)	(4,413)
Interest expense	5,038	4,963

Loss before income taxes	(9,483)	(9,376)
Income tax benefit	(3,874)	(3,750)

Net loss	$(5,609)	$(5,626)

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the three months ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(5,609)	$(5,626)
Adjustments to reconcile net loss to net change in cash from operating activities:
Depreciation	2,355	2,578
Amortization	5,810	5,145
Deferred taxes	(1,050)	(900)
Provision for doubtful accounts	685	100
Loss (gain) on disposal of assets	(22)	38
Changes in operating assets and liabilities, net of businesses acquired	3,316	13,628

Net change in cash from operating activities	5,485	14,963

Cash flows from investing activities:
Purchase of property and equipment	(3,660)	(4,081)
Cost of acquired businesses	—	(4,809)
Proceeds from sale of property and equipment	14	224

Net change in cash from investing activities	(3,646)	(8,666)

Cash flows from financing activities:
Transaction fees paid	(81)	—
Redemption of common stock	—	(445)
Payments on long-term debt	(1,076)	(6,083)

Net change in cash from financing activities	(1,157)	(6,528)

Net change in cash	682	(231)
Cash, beginning of period	$6,281	$15,929

Cash, end of period	$6,963	$15,698

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

Notes to the Financial Statements

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

These financial statements have been prepared by management, are unaudited, and should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2001 and the period from January 1, 2002 to December 19, 2002, and the period from December 20 to December 31, 2002 and the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and amortization, are not significantly impacted by business seasonality.

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

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling

THE BRICKMAN GROUP, LTD.

Notes to the Financial Statements

(Unaudited)

(dollars in thousands)

interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

In March 2004, the FASB issued an exposure draft proposal to amend FASB statements 123 and 95. The exposure draft covers a wide range of equity-based compensation arrangements. Under the Board’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The FASB is expected to issue its final standard later in the year.

3. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2003	March 31, 2004
Accounts receivable	$40,333	$27,963
Allowance for doubtful accounts	(2,230)	(2,330)

Accounts receivable, net	$38,103	$25,633

Accounts receivable amounts include retention on incomplete projects that will be completed within one year. All other amounts are due currently.

4. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2003	March 31, 2004
Payroll-related accruals	$8,515	$8,992
Insurance reserves	6,479	6,457
Other accrued expenses	6,376	4,461

Total accrued expenses	$21,370	$19,910

THE BRICKMAN GROUP, LTD.

Notes to the Financial Statements

(Unaudited)

(dollars in thousands)

5. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2003	March 31, 2004
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior bank facility, due 2008 bearing interest at 4.2% in 2004	45,000	39,000

Total long-term debt	$195,000	$189,000
Less:
Current portion	(5,000)	(6,000)

Long-term debt, net	$190,000	$183,000

As of March 31, 2004, there was no balance outstanding on the Company’s revolving credit facility and the senior bank facility was fixed on a 180-day LIBOR contract, as allowed in accordance with our credit agreement, expiring in June with a rate of 4.2%.

6. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation expense has been recognized for grants because the exercise price of the options granted equaled the fair market value of the underlying stock on the dates of grants. Had the Company applied the fair market value based recognition and measurement provisions of SFAS No. 123 to stock-based compensation, net loss would have increased as follows:

	For the three month period ended March 31,
	2003	2004
Net loss, as reported	$(5,609)	$(5,626)
Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	(1)	(18)

Pro forma net loss	$(5,610)	$(5,644)

THE BRICKMAN GROUP, LTD.

Notes to the Financial Statements

(Unaudited)

(dollars in thousands)

7. Supplemental Cash Flow Information:

	For the three months ended March 31,
	2003	2004
Cash paid for interest	$728	$557
Cash paid for income taxes	$1,015	$2,717

Changes in operating assets and liabilities are as follows:

	For the three months ended March 31,
	2003	2004
Accounts receivable	$(1,767)	$12,979
Unbilled revenue	(3,474)	(6,140)
Other current assets	90	(2,631)
Accounts payable	(2,424)	(2,220)
Deferred revenue	6,867	8,757
Accrued interest	4,310	4,406
Accrued expenses	(326)	(1,559)
Other liabilities	40	36

Total	$3,316	$13,628

8. Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation, vehicle collision and liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured at levels considered prudent by management. The Company’s accrual for unpaid and incurred but not reported claims under these programs at December 31, 2003 and March 31, 2004 was $6,479 and $6,457, respectively, and is included with accrued expenses in the accompanying Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

The credit agreement for the Company’s senior bank facility was amended in April 2004 in connection with the issuance of a $45 million note by the Company’s parent company, Brickman Group Holdings, Inc. (‘Holdings’). Under the amendment, an acceleration of obligations under Holdings’ note that are not satisfied within 90 days of such acceleration constitutes an event of default under the Company’s senior credit facility. The note initially bears interest at 5.5% over LIBOR, which rate of interest is subject to reduction based on Holdings’ consolidated leverage ratio. Principal is due on the note as follows: $2.0 million in 2004, $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009. Holdings is a holding company and, as such, relies upon the Company to satisfy its obligations. The Company’s ability to fund Holdings’ obligations depends upon the Company’s cash flow and the restrictions on payments from the Company to Holdings contained in the Company’s credit agreement and subordinated note indenture.

Other: There are no other significant guarantees, commitments or contingencies as of March 31, 2004 that have not already been disclosed.

9. Acquisition:

In February 2004, the Company purchased substantially all of the assets of two related companies engaged in the landscape business in Columbus, Ohio. Net tangible assets acquired were $0.8 million and the balance of the purchase price was assigned to customer contracts and relationships. These intangible assets are being amortized over 14 years, the expected duration of these intangibles.

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

Overview

We are one of the largest providers of commercial landscape maintenance services in the United States, servicing over 9,000 commercial properties in 23 states. We were founded in 1939 and have been continually managed by members of the Brickman family. We provide our landscape maintenance services, including lawn care, flower bed planting and care, tree and shrub pruning, leaf removal, weed and pest control, irrigation maintenance, fertilization and mulching, to a diverse set of customers pursuant to maintenance contracts. The vast majority of our customers use our services at more than one property. Our customers include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers in order to satisfy their needs and to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

We recognize contract revenue on a monthly basis in proportion to our costs incurred compared to total expected costs. Each month, we divide the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified. The current asset (unbilled revenue) and the current liability (deferred revenue) result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts. Because our work has seasonal peaks (e.g., mulch, flowers, and intensive mowing in the spring, and flowers and intensive mowing in the early fall), on calendar contracts, billings generally exceed revenue until March and then revenue exceeds billings until the completion of contracts at the end of the year.

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

Results of Operations

The following table for the three month periods ended March 31, 2003 and 2004 depicts costs as a percentage of revenue.

	Three Months Ended March 31,
	2003	2004
Net service revenue	100%	100%
Cost of service	79%	77%
Gross profit	21%	23%
General and administrative expenses	19%	22%
Amortization	8%	7%
Income from operations	-6%	-6%
Interest expense	7%	7%
Income before taxes	-13%	-13%
Income tax provision	-5%	-5%
Net income	-7%	-8%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004

Revenue. Revenue for the three months ended March 31, 2004 decreased by $5.0 million, or 6.7%, to $70.4 million from $75.4 million for the same period in 2003. The decrease was driven by an $11.5 million decrease in snow removal revenue offset by a $6.2 million increase in landscape maintenance services revenue and a $0.3 million increase in design build services revenue. The decrease in snow removal revenue was primarily the result of more normalized snowfall amounts this winter compared to last winter. Landscape maintenance revenue was the largest component accounting for 52.6% of total revenue for the three months ended March 31, 2004. The increase in maintenance revenues was the result of new contract sales and weather conditions that allowed landscape operations to begin sooner than in 2003.

Gross profit. Gross profit for the three months ended March 31, 2004 increased by $0.2 million, or 1.1%, to $16.0 million from $15.8 million for the same period in 2003. The increase in gross profit resulted from increased profit from landscape maintenance activities which were offset by the decrease in profit from snow removal activities. Gross margin (gross profit as a percent of revenue) increased to 22.7% for the three months ended March 31, 2004 from 21.0% for the same period in 2003. The increase was the result of a greater percentage of revenue from higher margin landscape maintenance revenue in 2004 (52.6%) as compared to 2003 (40.9%) when wet weather and snowfall in many markets presented production and scheduling challenges for landscape maintenance activities.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2004 increased 5.5% to $15.3 million from $14.5 million for the same period in 2003. General and administrative expenses as a percentage of revenue increased to 21.7% for the three months ended March 31, 2004 from 19.2% for the three months ended March 31, 2003. This increase is the result of the decrease in revenue from snow removal activities in the period and staffing for growth in our landscape business.

Amortization expense. Amortization expense decreased for the three months ended March 31, 2004 by $0.7 million to $5.1 million from $5.8 million for the same period in 2003. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Loss from operations. Loss from operations was $4.4 million for the three month periods ended March 31, in both 2004 and 2003.

Interest expense. Interest expense was $5.0 million for both the three months ended March 31, 2004 and 2003. Average debt outstanding decreased to $192.5 million from $200.3 million. The weighted average rate of interest on the borrowings increased to 10.2% for the three months ended March 31, 2004 from 9.9% for the same period in 2003.

Income taxes. An income tax benefit was recorded for the three months ended March 31, 2004 at an effective rate of 40.0%. The expected effective rate for the year ended December 31, 2004 is 40.0%. This rate differs from the federal statutory rate of 35% primarily due to state taxes. We expect to generate taxable income for the year ended December 31, 2004 and therefore believe the recoverability of the benefit recorded is probable.

Net loss. Net loss was $5.6 million for the three month periods ended March 31 in both 2004 and 2003.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

Revenue. Revenue for the three months ended March 31, 2003 increased by $27.8 million, or 58.3%, to $75.4 million from $47.6 million for the same period in 2002. The increase was driven by a $29.8 million increase in snow removal revenue offset by a $1.4 million decrease in landscape maintenance revenue and a $0.6 million decrease in design/build revenue. Snow removal revenue was the largest component accounting for 53.2% of total revenue for the three months ended March 31, 2003. The increase in snow removal revenues was a result of greater snowfall amounts in many of our seasonal markets in 2003, combined with an increased penetration of this service offering with existing and new maintenance customers. The declines in both maintenance and in design/build revenues were the result of weather-related delays in commencing operations principally in the markets that experienced heavy snowfalls.

Gross profit. Gross profit for the three months ended March 31, 2003 increased by $5.3 million, or 49.6%, to $15.8 million from $10.6 million for the same period in 2002. The increase in gross profit was the result of the additional snow volume described above. Gross margin decreased slightly to 21.0% for the three months ended March 31, 2003 from 22.2% for the same period in 2002. This decline was the result of a sharp increase in subcontractor costs related to increased snow removal activity and the continuation of fixed landscaping costs (e.g., depreciation, vehicle insurance) despite the weather-related delay in landscape activity.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2003 increased 17.8% to $14.5 million from $12.3 million for the same period in 2003. General and administrative expenses as a percentage of revenue decreased to 19.2% for the three months ended March 31, 2003 from 25.8% for the three months ended March 31, 2002. This decline is the result of the large increase in revenue in the period, principally from snow removal activities, compared to the significantly smaller increase in general and administrative expenses.

Amortization expense. Amortization expense increased for the three months ended March 31, 2003 by $5.3 million to $5.8 million from $0.5 million for the same period in 2002. Amortization of goodwill associated with the 1998 business combination was discontinued in 2003 with the adoption of Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Amortization expense in 2003 relates to the customer contracts and relationships intangible asset established in connection with the 2002 recapitalization transaction. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the three months ended March 31, 2003 increased $2.2 million to $4.4 million from $2.2 million for the same period in 2002. Additional amortization expense described above was the primary reason for the increased loss.

Interest expense. Interest expense for the three months ended March 31, 2003 increased $3.8 million to $5.0 million from $1.2 million for the same period in 2002. Average debt outstanding increased to $200.3 million from $104.0 million as a result of our 2002 recapitalization transaction. The weighted average rate of interest on the borrowings increased to 9.9% for the three months ended March 31, 2003 from 6.0% for the same period in 2002 as a result of our 2002 recapitalization transaction.

Income taxes. An income tax benefit was recorded for the three months ended March 31, 2003 at an effective rate of 40.9%, the expected effective rate for the year ended December 31, 2003. This rate differs from the federal statutory rate of 35% primarily due to state taxes. We generated taxable income for the year ended December 31, 2003 and therefore we recovered the benefit recorded.

Net loss. Net loss for the three months ended March 31, 2003 increased $3.7 million to $5.6 million from $1.9 million for the same period in 2002 and primarily resulted from the increase in amortization and interest expense noted above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the three month periods ended March 31, 2003 and 2004, cash provided by operating activities was $5.5 million and $15.0 million, respectively. The increase is primarily attributed to an improvement in the collection of receivables.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $3.7 million and $4.1 million, for the three months ended March 31, 2003 and 2004, respectively. Additionally, in the three months ended March 31, 2004, we acquired two related landscape companies.

In the first quarter of 2004, net cash used in financing activities was $6.5 million, primarily consisting of debt repayments of $6.1 million, including a voluntary prepayment of $5.0 million. In the first quarter of 2003, net cash used in financing activities was $1.2 million, primarily consisting of debt repayments of $1.1 million.

As of March 31, 2004, we had no balance outstanding on our revolving credit facility and our senior bank facility was fixed on a 180-day LIBOR contract, as allowed in accordance with our credit agreement, expiring in June with a rate of 4.2%. Availability on the revolving credit facility, after deducting outstanding letters of credit, was $25.6 million.

On April 16, 2004, our parent company, Brickman Group Holdings, Inc., borrowed $45 million from a group of lenders. The loan initially bears interest at 5.5% over LIBOR, which interest rate is subject to reduction based on our parent company’s consolidated leverage ratio, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. In connection with this borrowing, we entered into an amendment of our senior credit facility. The amendment, among other things, i) permits our parent company to incur this indebtedness, ii) permits us to make distributions with respect to equity securities to our parent company to service our parent company’s indebtedness to the extent such distributions are permitted under our Senior Subordinated Note Indenture, iii) provides that an acceleration of obligations under our parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under our senior credit facility, and iv) reduces the excess cash flow distribution under our senior credit facility. Principal is due on the note as follows: $2.0 million in 2004, $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009. The proceeds from our parent company’s indebtedness were used to redeem our parent company’s Class L Common Stock, make a distribution to holders of our parent company’s Class A Common Stock, and pay fees and expenses associated with the financing.

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

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in our financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and our financial position. Our significant accounting policies are more fully described in the notes to the financial statements. Certain accounting policies, however, are considered to be critical in that they are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Impairment or Disposal of Long-lived Assets: In the event that facts and circumstances indicate that the carrying value of long-lived assets, primarily property and equipment and certain identifiable intangible assets with defined lives, may be impaired, we perform a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from the undiscounted cash flows related to the asset, an impairment loss is recorded for the difference between the carrying amount of the asset and its fair value.

Service Revenues: We perform landscape maintenance, landscape construction and enhancement, and snow removal services. Revenue is recognized based upon the service provided and the contract terms.

Landscape maintenance:

Landscape maintenance services are generally provided under annual contracts. Revenue for these services is recognized as follows: each month, we divide the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

Landscape construction and enhancement:

Landscape construction and enhancement services are generally provided under contracts of less than one year. Revenue for these services is recognized as follows: each month, we divide the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

Snow Removal:

Snow removal services are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are performed.

The current asset, unbilled revenue, and the current liability, deferred revenue, result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts.

Risk Management: We carry general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

Our insurance programs for general liability, vehicle collision and liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured at levels considered reasonable by management. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2003 and March 31, 2004 was $6,479 and $6,457, respectively and is included in accrued expenses in the accompanying Balance Sheets in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments in management’s opinion, recorded accruals are adequate to cover these claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K filed March 30, 2004.

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

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to litigation arising in the normal course of business. Generally, such litigation involves claims for personal injury and property damage incurred in connection with operations. We are not currently involved in any litigation, nor are we aware of any threatened litigation, that we believe is likely to have a material adverse effect on its financial condition, results of operations or cash flows. We believe our insurance coverage is adequate to cover the risks of any situations that currently exist or are reasonably likely to arise.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description
10.7.1	Third Amendment to Lease Agreement, dated January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding the property located in Langhorne, Pennsylvania

10.8.1	Third Amendment to Lease Agreement, dated January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding the property located in Long Grove, Illinois

10.9.1	Third Amendment to Lease Agreement, dated January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding the property located in St. Louis, Missouri

10.15*	Agreement, dated January 7, 2004 by and between The Brickman Group, Ltd. and Mark A. Hjelle

10.19**	Amendment to Credit Agreement dated as of April 16, 2004 among The Brickman Group, Ltd. and Antares Capital Corporation, as Administrative Agent and General Electric Capital Corporation as Syndication Agent and LaSalle Bank National Association as Documentation Agent and Harris Trust and Saving Bank as Co-Agent

10.20**	Credit Agreement dated as of April 16, 2004 by and among Brickman Group Holdings, Inc. as Borrower, Antares Capital Corporation for itself and as Agent for all Lenders and the other financial institutions party hereto as Lenders

10.21	Amended and Restated Employment Agreement, dated April 12, 2004, between The Brickman Group, Ltd, Brickman Group Holdings, Inc. and Scott Brickman

31.1	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Exhibit of the same number filed with The Brickman Group, Ltd.’s Annual Report on Form 10-K filed March 30, 2004
**	Incorporated by reference to the Exhibit of the same number filed with The Brickman Group, Ltd.’s Current Report on Form 8-K/A filed April 20, 2004

(b)	Reports on Form 8-K:

Form 8-K, Item 12, filed on March 29, 2004 regarding The Brickman Group, Ltd.’s earnings press release for the fiscal quarter and year ended December 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

The Brickman Group, Inc.
(Registrant)
Date: May 11, 2004

/s/ Charles B. Silcox
	Name:	Charles B. Silcox
	Title:	Chief Financial Officer
Principal Financial and Principal Accounting Officer