Form 10-Q
period 2004-06-30
BRICKMAN GROUP LTD
filed 2004-08-12
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐**

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Brickman Group, Ltd. is a wholly owned subsidiary of Brickman Group Holdings, Inc. None of its, or Brickman Group Holdings, Inc.’s, common equity is publicly traded.

**The Brickman Group, Ltd. is not currently required by law to file reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, because at the beginning of its current fiscal year its 11.75% senior subordinated notes due 2009 were held of record by less than 300 persons. The Brickman Group, Ltd. is therefore not currently an “issuer” for purposes of Section 2(a)(7) of the Sarbanes-Oxley Act of 2002. The Brickman Group, Ltd. voluntarily files quarterly and annual reports on Forms 10-Q and 10-K and current reports on Form 8-K with the Securities and Exchange Commission in compliance with the indenture governing its senior subordinated notes.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

BALANCE SHEETS

(dollars in thousands except for share data)

		(Unaudited)
	December 31, 2003	June 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$15,929	$1,002
Accounts receivable, net of allowance for doubtful accounts	38,103	34,729
Unbilled revenue	3,116	21,563
Deferred tax asset	6,449	6,564
Other current assets	2,214	1,010

Total current assets	65,811	64,868
Property and equipment, net of accumulated depreciation	26,130	31,819
Deferred tax asset	452	2,022
Deferred charges, net of accumulated amortization	8,272	7,540
Intangible assets, net of accumulated amortization	97,970	92,281
Goodwill	32,663	32,663
Restricted investments and other assets	1,015	980

Total	$232,313	$232,173

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,677	$9,883
Deferred revenue	2,686	6,729
Revolving credit	—	5,500
Capital lease obligation - current portion	307	354
Long-term debt - current portion	5,000	5,983
Accrued interest	734	739
Accrued expenses	21,370	23,257

Total current liabilities	40,774	52,445
Long-term debt and other liabilities
Capital lease obligation	215	—
Long-term debt	190,000	182,352
Other liabilities	804	764

Total liabilities	231,793	235,561

Commitments and contingencies

Shareholders’ equity (deficit):
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both periods	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both periods	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both periods	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both periods	1	1
Paid-in capital	191,514	185,934
Retained earnings	—	1,672
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholders’ equity (deficit)	520	(3,388)

Total liabilities and shareholders’ equity (deficit)	$232,313	$232,173

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
Net service revenues	$105,902	$119,828	$181,319	$190,227
Cost of services provided	69,962	78,579	129,539	132,969

Gross profit	35,940	41,249	51,780	57,258
General and administrative expenses	16,363	18,892	30,838	34,169
Amortization expense	5,810	5,241	11,620	10,386

Income from operations	13,767	17,116	9,322	12,703
Interest expense	5,060	4,907	10,098	9,870

Income (loss) before income taxes	8,707	12,209	(776)	2,833
Income tax provision (benefit)	3,532	4,911	(342)	1,161

Net income (loss)	$5,175	$7,298	$(434)	$1,672

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$(434)	$1,672
Adjustments to reconcile net income (loss) to net change in cash from operating activities:
Depreciation	4,907	5,601
Amortization	11,620	10,386
Deferred taxes	(2,100)	(1,685)
Provision for doubtful accounts	(616)	(64)
Loss (gain) on disposal of assets	(71)	1,050
Changes in operating assets and liabilities, net of businesses acquired	(12,970)	(8,289)

Net change in cash from operating activities	336	8,671

Cash flows from investing activities:
Purchase of property and equipment	(8,247)	(12,267)
Cost of acquired businesses	—	(4,820)
Proceeds from sale of property and equipment	39	402

Net change in cash from investing activities	(8,208)	(16,685)

Cash flows from financing activities:
Transaction fees paid	(323)	—
Distributions to Brickman Group Holdings, Inc.	—	(5,580)
Payments on long-term debt	(1,904)	(6,833)
Proceeds from borrowings	4,000	5,500

Net change in cash from financing activities	1,773	(6,913)

Net change in cash	(6,099)	(14,927)

Cash, beginning of period	$6,281	$15,929

Cash, end of period	$182	$1,002

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

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

These financial statements have been prepared by management, are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2001, the period from January 1, 2002 to December 19, 2002, the period from December 20 to December 31, 2002, and the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and amortization, are not significantly impacted by business seasonality.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to allowances for doubtful accounts, revenue recognition, valuation of operating supplies, self-insurance reserves, purchase accounting estimates, useful lives for depreciation and amortization, realizability of deferred tax assets, and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from estimates.

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

In March 2004, the FASB issued an exposure draft proposal to amend FASB statements 123 and 95. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The FASB is expected to issue its final standard later in the year.

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

3. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2003	June 30, 2004
Accounts receivable	$40,333	$36,795
Allowance for doubtful accounts	(2,230)	(2,066)

Accounts receivable, net	$38,103	$34,729

Accounts receivable amounts include retention on incomplete projects that will be completed within one year. All other amounts are due currently.

4. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2003	June 30, 2004
Payroll-related accruals	$8,515	$8,665
Insurance reserves	6,479	7,399
Other accrued expenses	6,376	7,193

Total accrued expenses	$21,370	$23,257

5. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2003	June 30, 2004
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior bank facility, due 2008 bearing interest at rates of 4.59% and 4.87% in 2004	45,000	38,335

Total long-term debt	$195,000	$188,335
Less:
Current portion	(5,000)	(5,983)

Long-term debt, net	$190,000	$182,352

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

As of June 30 2004, there was $5,500 outstanding on the Company’s revolving portion of the senior credit facility bearing interest at 5.75%. The term loan portion of the senior credit facility was fixed on LIBOR contracts maturing in September and December of 2004 at rates of 4.59% and 4.87%.

In April 2004 the Company’s parent company, Brickman Group Holdings, Inc., borrowed $45.0 million from a group of lenders. The loan initially bears interest at 5.5% over LIBOR. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. In connection with this borrowing, the Company entered into an amendment of our senior credit facility. The amendment, among other things, i) permits our parent company to incur this indebtedness, ii) permits the Company to make distributions with respect to equity securities to our parent company to service our parent company’s indebtedness to the extent such distributions are permitted under the Company’s Senior Subordinated Note Indenture, iii) provides that an acceleration of obligations under our parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under our senior credit facility, and iv) reduces the excess cash flow prepayment obligations required under our senior credit facility. Principal is due on the note as follows: $2.0 million in 2004, $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009. The proceeds from our parent company’s indebtedness were used to redeem our parent company’s Class L Common Stock, make a distribution to holders of our parent company’s Class A Common Stock, and pay fees and expenses associated with the financing.

6. Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation expense has been recognized for grants because the exercise price of the options granted equaled the fair market value of the underlying stock on the dates of grants. Had the Company applied the fair market value based recognition and measurement provisions of FASB statement No. 123, as amended by FASB statement 148, to stock-based compensation, net income (loss) would have changed as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
Net income (loss), as reported	$5,175	$7,298	$(434)	$1,672
Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	(44)	(27)	(45)	(45)

Pro forma net income	$5,131	$7,271	$(479)	$1,627

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

7. Supplemental Cash Flow Information:

	For the six months ended June 30,
	2003	2004
Cash paid for interest	$9,900	$9,865
Cash paid for income taxes	$1,430	$3,296

Changes in operating assets and liabilities are as follows:

	For the six months ended June 30,
	2003	2004
Accounts receivable	$(1,237)	$4,047
Unbilled revenue	(13,715)	(18,497)
Other current assets	534	1,262
Other assets	(219)	35
Accounts payable	(2,818)	(1,031)
Deferred revenue	2,487	4,043
Accrued interest	198	5
Accrued expenses	1,586	1,887
Other liabilities	214	(40)

Total	$(12,970)	$(8,289)

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

8. Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation, vehicle collision and liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured at levels considered prudent by management. The Company’s accrual for unpaid and incurred but not reported claims under these programs at June 30, 2004 was $7,399 and is included with accrued expenses in the accompanying Balance Sheets in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of June 30, 2004 that have not already been disclosed.

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

Overview

We are one of the largest providers of commercial landscape services in the United States, servicing over 9,000 commercial properties in 23 states. We were founded in 1939 and have been continually managed by members of the Brickman family. We provide landscape maintenance services, including lawn care, flower bed planting and care, tree and shrub pruning, leaf removal, weed and pest control, irrigation system maintenance, fertilization and mulching, to a diverse set of customers pursuant to maintenance contracts. The vast majority of our customers use our services at more than one property. Our customers include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers in order to satisfy their needs and to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

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

Results of Operations

The following table for the three month and six month periods ended June 30, 2003 and 2004 depicts costs as a percentage of revenue.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Net Service revenue	100%	100%	100%	100%
Cost of service	66%	66%	71%	70%
Gross profit	34%	34%	29%	30%
General and administrative expenses	15%	16%	17%	18%
Amortization	5%	4%	6%	5%
Income from operations	13%	14%	6%	7%
Interest expense	5%	4%	6%	5%
Income (loss) before taxes	8%	10%	(0)%	2%
Income tax provision (benefit)	3%	4%	(0)%	1%
Net income (loss)	5%	6%	(0)%	1%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2004

Revenue. Revenue for the three months ended June 30, 2004 increased by $13.9 million, or 13.1%, to $119.8 million from $105.9 million for the same period in 2003. The increase was driven by a $12.9 million increase in landscape maintenance revenue and a $2.4 million increase in design/build revenue offset in part by a $1.4 million decrease in snow revenues. Landscape maintenance revenue was the largest component of revenues, accounting for 91.6% of total revenue for the three months ended June 30, 2004. The increase in maintenance revenues was the result of strong new maintenance sales and improved customer retention. The increase in design/build revenue reflected improved sales in this more cyclical service offering.

Gross profit. Gross profit for the three months ended June 30, 2004 increased by $5.3 million, or 14.8%, to $41.2 million from $35.9 million for the same period in 2003. The increase in gross profit was the result of the additional landscape maintenance and design/build revenue described above and improved margins from more favorable weather conditions than in 2003. Gross margin (gross profit as a percent of revenue) increased from 33.9% for the three month period ended June 30, 2003 to 34.4% for the three month period ended June 30, 2004.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2004 increased $2.5 million, or 15.5%, to $18.9 million from $16.4 million for the same period in 2003. General and administrative expenses as a percentage of revenue increased to 15.8% for the three months ended June 30, 2004 from 15.5% for the three months ended June 30, 2003. This increase included a write-off of $1.2 million in capitalized software licenses and development costs and system specific hardware associated with the implementation of a new computer system that was discontinued in June 2004. The decision to discontinue implementation of the system was based on a reevaluation of the costs and benefits of implementation. In management’s judgement, the potential increased functionality promised by the new system was not worth the substantial execution risk and significant incremental recurring costs associated with the new system. Our existing system has proven to be extremely reliable over many years and is customized to our business model. Without the write-off, administrative expenses would have increased 8.1%.

Amortization expense. Amortization expense decreased for the three months ended June 30, 2004 by $0.6 million to $5.2 million from $5.8 million for the same period in 2003. Amortization expense relates to the customer contracts and relationships intangible asset established in connection with the December 2002 financing transaction and the February 2004 acquisition of two related landscape companies. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the three months ended June 30, 2004 increased $3.3 million to $17.1 million from $13.8 million for the same period in 2003. Additional gross profit was principally responsible for the increase.

Interest expense. Interest expense for the three months ended June 30, 2004 decreased $0.2 million to $4.9 million from $5.1 million for the same period in 2003. Average debt outstanding in the second quarter of 2004 decreased to $191.8 million from $201.4 million in the second quarter of 2003. The weighted average rate of interest on the borrowings increased to 10.2% for the three months ended June 30, 2004 from 10.1% for the same period in 2003.

Income taxes. An income tax provision was recorded for the three months ended June 30, 2004 at an effective rate of 40%. The expected effective rate for the year ended December 31, 2004 is 41%. This provision brings the effective rate for the provision for the six months ended June 30, 2004 to 41%. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. Net income for the three months ended June 30, 2004 increased $2.1 million to $7.3 million from $5.2 million for the same period in 2003 primarily as a result of increased revenues and improved production efficiencies.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2004

Revenue. Revenue for the six months ended June 30, 2004 increased by $8.9 million, or 4.9%, to $190.2 million from $181.3 million for the same period in 2003. The increase was driven by a $19.1 million increase in landscape maintenance revenue, and a $2.8 million increase in design/build revenue, offset in part by a $12.9 million decrease in snow removal revenue. Landscape maintenance revenue was the largest component accounting for 77.2% of total revenue for the six months ended June 30, 2004. The increase in maintenance revenues was the result of strong new maintenance sales and improved customer retention. The increase in design/build revenue reflected improved sales in this more cyclical service offering. The decrease in snow removal revenues was primarily the result of more normal snowfall levels this winter compared to last winter.

Gross profit. Gross profit for the six months ended June 30, 2004 increased by $5.5 million, or 10.6%, to $57.3 million from $51.8 million for the same period in 2003. The increase in gross profit was the result of the additional landscape maintenance and design/build volume described above. Gross margin increased from 28.6% for the six months ended June 30, 2003 to 30.1% for the same period in 2004. The increase was the result of a lower percentage of revenue from lower margin snow removal revenue in 2004 or 15.1% as compared to 2003 or 23.0%. Additionally, in 2003, wet weather and persistent snowfall in many markets presented production and scheduling challenges for landscape maintenance activities.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2004 increased $3.4 million or 10.8% to $34.2 million from $30.8 million for the same period in 2003. General and administrative expenses as a percentage of revenue increased to 18.0% for the six months ended June 30, 2004 from 17.0% for the six months ended June 30, 2003. This increase included the $1.2 million computer system write-off described above.

Amortization expense. Amortization expense decreased for the six months ended June 30, 2004 by $1.2 million to $10.4 million from $11.6 million for the same period in 2003. Amortization expense relates to the customer contracts and relationships intangible asset established in connection with the December 2002 financing transaction and the February 2004 acquisition of two related landscape companies. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the six months ended June 30, 2004 increased $3.4 million to $12.7 million from $9.3 million for the same period in 2003. Additional gross profit was principally responsible for the increase.

Interest expense. Interest expense for the six months ended June 30, 2004 decreased $0.2 million to $9.9 million from $10.1 million for the same period in 2003. Average debt outstanding decreased to $194.9 million from $201.9 million as a result of scheduled as well as voluntary prepayments of bank debt during the period. The weighted average rate of interest on the borrowings increased to 10.2% for the six months ended June 30, 2003 from 9.9% for the same period in 2003.

Income taxes. An income tax provision was recorded for the six months ended June 30, 2004 at an effective rate of 41%, the expected effective rate for the year ended December 31, 2003. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income(loss). The net income of $1.7 million for the six months ended June 30, 2004 represented an increase of $2.1 million from a $(0.4) million net loss in the same period in 2003. This increase is primarily as a result of increased revenues and improved production efficiencies.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the six month periods ended June 30, 2004 and 2003, cash provided by operating activities was $8.7 million and $0.3 million, respectively. The increase is primarily attributed to an improvement in the collection of receivables and increased net income.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $12.3 million and $8.2 million, for the six months ended June 30, 2004 and 2003, respectively. The increase in capital expenditures is attributable to strong new sales and the expansion of a program started in 2003 to reduce the replacement cycle for lawn mowing equipment from five years to two years. In addition to the forgoing capital expenditures, in the six months ended June 30, 2004 we acquired two related landscape companies.

In the six months ended June 30, 2004, net cash used in financing activities was $6.9 million, primarily consisting of debt repayments of $6.8 million, including a voluntary prepayment of $5.0 million. In the six months ended June 30, 2003, net cash provided by financing activities was $1.8 million, primarily consisting of an advance on the revolving credit line of $4.0 million and bank debt repayments of $1.9 million.

As of June 30, 2004, we had $5.5 million outstanding on the revolving portion of our senior credit facility and the term loan portion of our senior credit facility was fixed on 90-day and 180-day LIBOR contracts, expiring in September and December of 2004 at rates of 4.59% and 4.87%, respectively. As of June 30, 2004, availability on the revolving credit facility, after deducting outstanding letters of credit, was $20.1 million.

On April 16, 2004, our parent company, Brickman Group Holdings, Inc., borrowed $45.0 million from a group of lenders. The loan initially bears interest at 5.5% over LIBOR, which interest rate is subject to reduction based on our consolidated leverage ratio, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. In connection with this borrowing, we entered into an amendment of our senior credit facility. The amendment, among other things, i) permits our parent company to incur this indebtedness, ii) permits us to make distributions with respect to equity securities to our parent company to service our parent company’s indebtedness to the extent such distributions are permitted under our Senior Subordinated Note Indenture, iii) provides that an acceleration of obligations under our parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under our senior credit facility, and iv) reduces the excess cash flow prepayment obligations required under our senior credit facility. Principal is due on the note as follows: $2.0 million in 2004, $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009. The proceeds from our parent company’s indebtedness were used to redeem our parent company’s Class L Common Stock, make a distribution to holders of our parent company’s Class A Common Stock, and pay fees and expenses associated with the financing.

We believe that our internal cash flows and borrowings under the revolving portion of our credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including funding our operations, debt service and capital expenditures and making distributions to our parent company to enable it to meet its obligations under its loan described above. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they may mature or to fund our liquidity needs, including making distributions to our parent company, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior subordinated notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

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

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in our financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and our financial position. Our significant accounting policies are more fully described in the notes to the 2003 Form 10-K. Certain accounting policies, however, are considered to be critical in that they are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Our insurance programs for general liability, vehicle collision and liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured at levels considered reasonable by management. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2003 and June 30, 2004 was $6.5 million and $7.4 million, respectively and is included in accrued expenses in the accompanying Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments, in management’s opinion recorded accruals are adequate to cover these claims.

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K filed March 30, 2004.

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

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to litigation arising in the normal course of business. Generally, such litigation involves claims for personal injury and property damage incurred in connection with operations. We are not currently involved in any litigation that we believe is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description
10.19*	Amendment to Credit Agreement dated as of April 16, 2004 among The Brickman Group, Ltd. and Antares Capital Corporation, as Administrative Agent and General Electric Capital Corporation as Syndication Agent and LaSalle Bank National Association as Documentation Agent and Harris Trust and Saving Bank as Co-Agent

10.20*	Credit Agreement dated as of April 16, 2004 by and among Brickman Group Holdings, Inc. as Borrower, Antares Capital Corporation for itself and as Agent for all Lenders and the other financial institutions party hereto as Lenders

10.21**	Amended and Restated Employment Agreement, dated April 12, 2004, between The Brickman Group, Ltd, Brickman Group Holdings, Inc. and Scott Brickman

31.1	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Exhibit of the same number filed with The Brickman Group, Ltd.’s Current Report on Form 8-K/A filed April 20, 2004
**	Incorporated by reference to the Exhibit of the same number filed with The Brickman Group, Ltd.’s Quarterly Report on Form 10-Q filed May 11, 2004

(b)	Reports on Form 8-K:

Form 8-K, Item 5 and Item 7, filed on April 19, 2004 and as amended April 20, 2004 regarding the amendment of The Brickman Group, Ltd.’s senior credit agreement with Antares Capital Corporation and other lenders.

Form 8-K, Item 12, filed on May 7, 2004 regarding The Brickman Group, Ltd.’s earnings press release for the first quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

The Brickman Group, Ltd. (Registrant)

Date: August 12, 2004

/s/ Charles B. Silcox
Name: Charles B. Silcox
Title: Chief Financial Officer
Principal Financial and Principal Accounting Officer