Form 10-Q
period 2004-09-30
BRICKMAN GROUP LTD
filed 2004-11-08
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-102885

THE BRICKMAN GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	23-2949247
(State of incorporation)	(I.R.S. Employer Identification No.)

18227 Flower Hill Way, Suite D Gaithersburg, Maryland	20879
(Address of Principal Executive Offices)	(Zip Code)

(301) 987-9200

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

BALANCE SHEETS

(dollars in thousands except for share data)

	December 31, 2003	(Unaudited) September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,929	$5,435
Accounts receivable, net of allowance for doubtful accounts	38,103	37,135
Unbilled revenue	3,116	20,620
Deferred tax asset	6,449	6,501
Other current assets	2,214	2,408

Total current assets	65,811	72,099
Property and equipment, net of accumulated depreciation	26,130	30,854
Deferred tax asset	452	2,832
Deferred charges, net of accumulated amortization	8,272	7,184
Intangible assets, net of accumulated amortization	97,970	87,372
Goodwill	32,663	32,663
Restricted investments and other assets	1,015	1,154

Total	$232,313	$234,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,677	$8,146
Deferred revenue	2,686	6,081
Capital lease obligation - current portion	307	269
Long-term debt - current portion	5,000	6,448
Accrued interest	734	5,140
Accrued expenses	21,370	25,493

Total current liabilities	40,774	51,577
Long-term debt and other liabilities
Capital lease obligation	215	—
Long-term debt	190,000	181,222
Other liabilities	804	935

Total liabilities	231,793	233,734

Commitments and contingencies

Shareholders’ equity:
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both periods	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both periods	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both periods	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both periods	1	1
Paid-in capital	191,514	187,606
Retained earnings	—	3,812
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholders’ equity	520	424

Total liabilities and shareholders’ equity	$232,313	$234,158

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Net service revenues	$87,757	$102,510	$269,076	$292,737
Cost of services provided	58,105	66,050	187,644	199,019

Gross profit	29,652	36,460	81,432	93,718
General and administrative expenses	15,131	16,424	45,969	50,593
Amortization expense	5,810	5,241	17,430	15,627

Income from operations	8,711	14,795	18,033	27,498
Interest expense	5,121	4,990	15,219	14,860

Income before income taxes	3,590	9,805	2,814	12,638
Income tax provision	980	3,962	638	5,123

Net income	$2,610	$5,843	$2,176	$7,515

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the nine months ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$2,176	$7,515
Adjustments to reconcile net income to net change in cash from operating activities:
Depreciation	7,487	8,498
Amortization	17,430	15,627
Deferred taxes	(3,150)	(2,432)
Provision for doubtful accounts	487	616
Loss on disposal of assets	64	1,040
Changes in operating assets and liabilities, net of businesses acquired	(7,811)	(7,557)

Net change in cash from operating activities	16,683	23,307

Cash flows from investing activities:
Purchase of property and equipment	(9,387)	(14,335)
Cost of acquired businesses	—	(4,820)
Proceeds from sale of property and equipment	100	548

Net change in cash from investing activities	(9,287)	(18,607)

Cash flows from financing activities:
Transaction fees paid	(478)	—
Distributions to Brickman Group Holdings, Inc.	—	(7,611)
Payments on long-term debt	(2,740)	(7,583)

Net change in cash from financing activities	(3,218)	(15,194)

Net change in cash	4,178	(10,494)

Cash, beginning of period	$6,281	$15,929

Cash, end of period	$10,459	$5,435

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

1. Business:

The Brickman Group, Ltd. (the “Company”) performs landscape maintenance, landscape construction and enhancement, and snow removal services for commercial customers in major metropolitan areas in 23 states throughout the United States. Landscape maintenance services are generally provided under cancelable contracts ranging from 1 to 8 years in length. The Company provides these services to a diverse set of customers with one or more sites, including regional and national commercial, retail, and industrial property owners, corporations, residential communities, schools and universities, hotels, hospitals, and municipal facilities. Services include grass mowing, planting and care of flower beds, tree and shrub pruning, bed edging, controlling weed and pests, fertilizing, planting of grass, groundcovers, shrubs and trees, grading, and removing snow and ice.

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

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

In October 2004, FASB elected to defer the effective date for public companies of its proposed statement, Share-Based Payment. The proposed statement would amend FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), and is tentatively known as FASB Statement No. 123R, Share-Based Payment (Revised 2004). The FASB expects to issue a final standard by December 31, 2004. FASB Statement 123R will retain the same general definition from FAS 123 of a public entity, which is an entity whose equity securities trade in public markets. Entities with only publicly traded debt would be nonpublic entities for purposes of applying FASB Statement 123R. The FASB will discuss the effective date and transition provisions for nonpublic entities at a future meeting, and it is expected that those provisions will be different than those for public companies (as defined by the provision).

3. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2003	September 30, 2004
Accounts receivable	$40,333	$39,295
Allowance for doubtful accounts	(2,230)	(2,160)

Accounts receivable, net	$38,103	$37,135

Accounts receivable amounts include retention on incomplete projects that will be completed within one year. All other amounts are due currently.

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

4. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2003	September 30, 2004
Payroll-related accruals	$8,515	$8,327
Insurance reserves	6,479	7,594
Accrued income taxes	3,420	5,237
Other accrued expenses	2,956	4,335

Total accrued expenses	$21,370	$25,493

5. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2003	September 30, 2004
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior bank facility, due 2008 bearing interest at 4.87% in 2004	45,000	37,670

Total long-term debt	$195,000	$187,670
Less:
Current portion	(5,000)	(6,448)

Long-term debt, net	$190,000	$181,222

As of September 30, 2004, there was no balance outstanding on the Company’s revolving portion of its senior credit facility bearing interest at 5.75%. The term loan portion of the senior credit facility was fixed on a LIBOR contract maturing in December 2004 at a rate of 4.87%.

In April 2004 the Company’s parent company, Brickman Group Holdings, Inc., borrowed $45 million from a group of lenders. The loan initially bears interest at 5.5% over LIBOR. The interest rate is subject to reduction based on the Company’s consolidated leverage ratio, and the loan amortizes through November 2009. The parent company is a holding company and as such will rely on the Company’s cash flow to service this obligation. In connection with this borrowing,

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

the Company entered into an amendment of the Company’s senior credit facility. The amendment, among other things, i) permits the parent company to incur this indebtedness, ii) permits the Company to make distributions with respect to equity securities to the parent company to service the parent company’s indebtedness to the extent such distributions are permitted under the Company’s Senior Subordinated Note Indenture, iii) provides that an acceleration of obligations under the parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under the Company’s senior credit facility, and iv) reduces the excess cash flow prepayment obligations required under the Company’s senior credit facility. Principal is due on the note as follows: $2.0 million in 2004, $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009. The proceeds from the parent company’s indebtedness were used to redeem the parent company’s Class L Common Stock, make a distribution to holders of the parent company’s Class A Common Stock, and pay fees and expenses associated with the financing.

6. Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for grants because the exercise price of the options granted equaled the fair market value of the underlying stock on the dates of grants. Had the Company applied the fair market value based recognition and measurement provisions of FASB statement No. 123 to stock-based compensation, net income would have decreased as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Net income, as reported	$2,610	$5,843	$2,176	$7,515
Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	45	54	90	99

Pro forma net income	$2,565	$5,789	$2,086	$7,416

7. Supplemental Cash Flow Information:

	For the nine months ended September 30,
	2003	2004
Cash paid for interest	$10,517	$10,454
Cash paid for income taxes	$2,419	$5,719

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands)

Changes in operating assets and liabilities are as follows:

	For the nine months ended September 30,
	2003	2004
Accounts receivable	$1,466	$961
Unbilled revenue	(14,487)	(17,554)
Other current assets	(876)	(112)
Restricted investments and other assets	(322)	(139)
Accounts payable	(4,376)	(2,768)
Deferred revenue	2,383	3,395
Accrued interest	4,702	4,406
Accrued expenses	3,385	4,123
Other liabilities	314	131

Total	$(7,811)	$(7,557)

8. Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation, vehicle collision and liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured at levels considered prudent by management. The Company’s accrual for unpaid and incurred but not reported claims under these programs were $7,594 and $6,479 at September 30, 2004 and December 31, 2003, respectively and is included with accrued expenses in the accompanying Balance Sheets in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of September 30, 2004 that have not already been disclosed.

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

Overview

We are one of the largest providers of commercial landscape services in the United States, servicing over 9,000 commercial properties in 23 states. We were founded in 1939 and have been continually managed by members of the Brickman family. We provide landscape maintenance services, including lawn care, flower bed planting and care, tree and shrub pruning, leaf removal, weed and pest control, irrigation system maintenance, lawn fertilization and plant bed mulching, to a diverse set of customers pursuant to maintenance contracts. The majority of our customers use our services at more than one property. Our customers include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers in order to satisfy their needs and to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

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

Costs of services includes both direct costs that are charged to specific projects (e.g., labor and materials) and indirect costs that are not charged to specific projects (e.g., overtime, debris disposal, small tools, depreciation and fuel) and are expensed as incurred. The majority of our costs on a dollar basis are variable and the largest of these are labor and materials. Many of our contracts contain provisions allowing us to periodically adjust our pricing to reflect increases in these costs.

General and administrative expenses are comprised of salaries and related expenses, including benefits and bonuses, for non-field personnel. Other general and administrative expenses include rent, office expenses, professional fees, insurance and depreciation of leaseholds, computer hardware, software licenses and office equipment.

Results of Operations

The following table for the three month and nine month periods ended September 30, 2003 and 2004 depicts costs as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net Service revenue	100%	100%	100%	100%
Cost of service	66%	64%	70%	68%
Gross profit	34%	36%	30%	32%
General and administrative expenses	17%	16%	17%	17%
Amortization	7%	5%	6%	5%
Income from operations	10%	15%	7%	10%
Interest expense	6%	5%	6%	5%
Income before taxes	4%	10%	1%	5%
Income tax provision	1%	4%	0%	2%
Net income	3%	6%	1%	3%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2004

Revenue. Revenue for the three months ended September 30, 2004 increased by $14.7 million, or 16.8%, to $102.5 million from $87.8 million for the same period in 2003. The increase was principally driven by a $17.7 million increase in landscape maintenance revenue offset by a decrease in design/build revenue. Landscape maintenance revenue was the largest component of revenues, accounting for 93.3% of total revenue for the three months ended September 30, 2004. The increase in maintenance revenues was the result of strong new maintenance sales and improved customer retention. The decrease in design/build revenue reflected lower revenue in this service offering which can fluctuate from period to period based on the timing of projects.

Gross profit. Gross profit for the three months ended September 30, 2004 increased by $6.8 million, or 23.0%, to $36.5 million from $29.7 million for the same period in 2003. The increase in gross profit was the result of the additional landscape maintenance described above and improved margins compared to the same period in 2003 when above normal rainfall amounts in many of our markets presented production and scheduling challenges. Gross margin (gross profit as a percentage of revenue) increased from 33.8% for the three month period ended September 30, 2003 to 35.6% for the three month period ended September 30, 2004.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2004 increased $1.3 million, or 8.6%, to $16.4 million from $15.1 million for the same period in 2003. General and administrative expenses as a percentage of revenue decreased to 16.0% for the three months ended September 30, 2004 from 17.2% for the three months ended September 30, 2003. The decrease in general and administrative expenses as a percentage of revenue reflects a leveraging of fixed expenses over a larger base of revenue.

Amortization expense. Amortization expense decreased for the three months ended September 30, 2004 by $0.6 million to $5.2 million from $5.8 million for the same period in 2003. Amortization expense relates to the customer contracts and relationships intangible asset established in connection with the December 2002 financing transaction and the February 2004 acquisition of two related landscape companies. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the three months ended September 30, 2004 increased $6.1 million to $14.8 million from $8.7 million for the same period in 2003. The increase in gross profit from landscape maintenance, described above, was principally responsible for the increase.

Interest expense. Interest expense for the three months ended September 30, 2004 decreased $0.1 million to $5.0 million from $5.1 million for the same period in 2003. Average debt outstanding in the third quarter of 2004 decreased to $191.1 million from $200.5 million in the third quarter of 2003. The weighted average rate of interest on the borrowings increased to 10.4% for the three months ended September 30, 2004 from 10.2% for the same period in 2003.

Income taxes. An income tax provision was recorded for the three months ended September 30, 2004 at an effective rate of 40%. The expected effective rate for the year ended December 31, 2004 is 41%. This rate differs from the federal statutory rate of 35% primarily as a result of state taxes.

Net income. Net income for the three months ended September 30, 2004 increased $3.2 million to $5.8 million from $2.6 million for the same period in 2003 primarily as a result of increased revenues and improved margins described above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2004

Revenue. Revenue for the nine months ended September 30, 2004 increased by $23.6 million, or 8.8%, to $292.7 million from $269.1 million for the same period in 2003. The increase was driven by a $36.7 million increase in landscape maintenance revenue, offset by a $0.3 million decrease in design/build revenue and a $12.8 million decrease in snow removal revenue. Landscape maintenance revenue was the largest component of revenue accounting for 82.8% of total revenue for the nine months ended September 30, 2004. The increase in maintenance revenues was the result of strong new maintenance sales and improved customer retention. The decrease in design/build revenue reflected lower revenue in this service offering which can fluctuate from period to period based on the timing of projects. The decrease in snow removal revenues was primarily the result of more normal snowfall levels this winter compared to last winter.

Gross profit. Gross profit for the nine months ended September 30, 2004 increased by $12.3 million, or 15.1%, to $93.7 million from $81.4 million for the same period in 2003. The increase in gross profit was the result of the additional landscape maintenance volume described above. Gross margin increased from 30.3% for the nine months ended September 30, 2003 to 32.0% for the same period in 2004. The increase was the result of a lower percentage of revenue from lower margin snow removal activities in 2004 (9.8%) as compared to 2003 (15.4%). Additionally, in 2003, wet weather and persistent snowfall in many markets presented production and scheduling challenges for landscape maintenance activities.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2004 increased $4.6 million or 10.1% to $50.6 million from $46.0 million for the same period in 2003. General and administrative expenses as a percentage of revenue increased to 17.3% for the nine months ended September 30, 2004 from 17.1% for the nine months ended September 30, 2003. This increase included a write-off of $1.2 million in capitalized software licenses and development costs and system specific hardware associated with the implementation of a new computer system that was discontinued in June 2004.

Amortization expense. Amortization expense decreased for the nine months ended September 30, 2004 by $1.8 million to $15.6 million from $17.4 million for the same period in 2003. Amortization expense relates to the customer contracts and relationships intangible asset established in connection with the December 2002 financing transaction and the February 2004 acquisition of two related landscape companies. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the nine months ended September 30, 2004 increased $9.5 million to $27.5 million from $18.0 million for the same period in 2003. Additional gross profit was principally responsible for the increase.

Interest expense. Interest expense for the nine months ended September 30, 2004 decreased $0.3 million to $14.9 million from $15.2 million for the same period in 2003. Average debt outstanding decreased to $191.7 million from $199.5 million as a result of scheduled as well as voluntary payments of bank debt during the period. The weighted average rate of interest on the borrowings increased to 10.3% for the nine months ended September 30, 2004 from 10.2% for the same period in 2003.

Income taxes. An income tax provision was recorded for the nine months ended September 30, 2004 at an effective rate of 41%, the expected effective rate for the year ended December 31, 2004. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. The net income of $7.5 million for the nine months ended September 30, 2004 represented an increase of $5.3 million from $2.2 million in the same period in 2003. This increase is primarily as a result of increased revenues and improved margins described above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the nine month periods ended September 30, 2004 and 2003, cash provided by operating activities was $23.3 million and $16.7 million, respectively. The increase is primarily attributed to increase in net income.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $14.3 million and $9.4 million, for the nine months ended September 30, 2004 and 2003, respectively. The increase in capital expenditures is attributable to strong new sales and the expansion of a program started in 2003 to reduce the replacement cycle for lawn mowing equipment from five years to two years. In addition to the foregoing capital expenditures, in the nine months ended September 30, 2004 we acquired two related landscape companies.

In the nine months ended September 30, 2004, net cash used in financing activities was $15.2 million, consisting of debt repayments of $7.6 million, including a voluntary prepayment of $5.0 million, and distributions to our parent company, Brickman Group Holdings, Inc., totaling $7.6 million. The distributions to our parent company consisted of a distribution of $5.0 million in connection with the April 16, 2004 transaction described below, distributions for debt service totaling $1.7 million, and distributions to fund parent company stock redemptions from terminated employees totaling $0.9 million. In the nine months ended September 30, 2003, net cash used in financing activities was $3.2 million, primarily consisting of debt repayments of $2.7 million.

On April 16, 2004, our parent company, Brickman Group Holdings, Inc., borrowed $45.0 million from a group of lenders. The loan initially bears interest at 5.5% over LIBOR, which is subject to reduction based on our consolidated leverage ratio, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. In connection with this borrowing, we entered into an amendment of our senior credit facility. The amendment, among other things, i) permits our parent company to incur this indebtedness, ii) permits us to make distributions with respect to equity securities to our parent company to service our parent company’s indebtedness to the extent such distributions are permitted under our Senior Subordinated Note Indenture, iii) provides that an acceleration of obligations under our parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under our senior credit facility, and iv) reduces the excess cash flow prepayment obligations required under our senior credit facility. Principal is due on the note as follows: $2.0 million in 2004, $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009. The proceeds from our parent company’s indebtedness were used to redeem our parent company’s Class L Common Stock, make a distribution to holders of our parent company’s Class A Common Stock, and pay fees and expenses associated with the financing.

As of September 30, 2004, we had no balance outstanding on the $30.0 million revolving portion of our senior credit facility and the term loan portion of our senior credit facility was fixed on a 180-day LIBOR contract expiring in December 2004 at a rate of 4.87%. As of September 30, 2004, availability on the revolving credit facility, after deducting outstanding letters of credit, was $23.6 million.

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

Seasonality

Our landscape business is seasonal. Losses generally occur in the first quarter since, in most of our markets, there is very little landscape revenue to be recognized, but fixed overheads (e.g., management and supervisory salaries and benefits, rent, depreciation) continue.

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

Our insurance programs for general liability, vehicle collision and liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured at levels considered reasonable by management. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2003 and September 30, 2004 was $6.5 million and $7.6 million, respectively and is included in accrued expenses in the accompanying Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments, in management’s opinion recorded accruals are adequate to cover these claims.

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities and, therefore, FIN 46R did not have an impact on the Company’s consolidated financial statements.

In October 2004, FASB elected to defer the effective date for public companies of its proposed statement, Share-Based Payment. The proposed statement would amend FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), and is tentatively known as FASB Statement No. 123R, Share-Based Payment (Revised 2004). The FASB expects to issue a final standard by December 31, 2004. FASB Statement 123R will retain the same general definition from FAS 123 of a public entity, which is an entity whose equity securities trade in public markets. Entities with only publicly traded debt would be nonpublic entities for purposes of applying FASB Statement 123R. The FASB will discuss the effective date and transition provisions for nonpublic entities at a future meeting, and it is expected that those provisions will be different than those for public companies (as defined by the provision).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K filed March 30, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: November 8, 2004

/s/ Charles B. Silcox
Name: Charles B. Silcox
Title: Chief Financial Officer
Principal Financial and Principal Accounting Officer