Form 10-K
period 2004-12-31
BRICKMAN GROUP LTD
filed 2005-03-30
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

COMMISSION FILE NUMBER: 333-102885

THE BRICKMAN GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	23-29-49-247
(State of incorporation)	(I.R.S. Employer Identification No.)

18227 Flower Hill Way, Suite D, Gaithersburg, Maryland 20879	(301) 987-9200
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

**	The Brickman Group, Ltd. is not currently required by law to file reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, because at the beginning of its current fiscal year its 11.75% senior subordinated notes due 2009 were held of record by less than 300 persons. The Brickman Group, Ltd. is therefore not currently an “issuer” for purposes of Section 2(a)(7) of the Sarbanes-Oxley Act of 2002. The Brickman Group, Ltd. voluntarily files quarterly and annual reports on Forms 10-Q and 10-K and current reports on Form 8-K with the Securities and Exchange Commission in compliance with the indenture governing its senior subordinated notes.

Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates and projections about the industry in which we operate and our management’s beliefs and assumptions. Forward-looking statements in this report include, but are not limited to: (1) statements regarding our belief that our internal cash flows and borrowings under our credit facility will provide us sufficient liquidity and capital resources, and (2) statements regarding management’s expectation that various items will not have a material adverse effect on our financial position, results of operations, or cash flows. We caution readers that all forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks and uncertainties including, but not limited to

•	our ability to manage our growth;

•	the impact of potential acquisitions and dispositions;

•	additional financing requirements;

•	potential increased labor costs;

•	our reliance on key management personnel;

•	potential loss of customers;

•	weather conditions;

•	the effect of competitive services; and

•	the effect of changes in government regulations including immigration law.

Due to these and other uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. All forward-looking statements are subject to the safe harbor protections created by the Private Securities Litigation Reform Act of 1995. For further information on these and other risks, see the “Risk Factors” section of our S-4 Registration Statement filed June 11, 2003, as well as our other filings with the Securities and Exchange Commission. We assume no obligation to update our forward-looking statements publicly, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

General

The Brickman Group, Ltd. is one of the largest providers of commercial landscape maintenance services in the United States serving commercial properties in 23 states. We were founded in 1939 and have been continually managed by members of the Brickman family.

We provide landscape maintenance services, including lawn care, flower bed planting and care, pruning, leaf removal, weed and pest control, irrigation maintenance, fertilization and mulching, to a diverse set of customers pursuant to maintenance contracts. The vast majority of customers use our services at more than one property and include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

Service Offerings

Landscape Maintenance

We provide full-service landscape maintenance for all types of corporate, commercial, institutional and professionally-managed residential properties. Maintenance services we provide include lawn care, flower planting and care, tree and shrub pruning, bed edging, leaf removal, bed mulching, weed and pest control, general tree care, irrigation system maintenance and turf fertilization.

We primarily provide landscape maintenance services through fixed fee contracts. The length of our maintenance contracts range between one and eight years. Maintenance contract fees are normally paid over the course of the year. Work orders are also requested by our customers with landscape maintenance contracts to supplement the services they receive under their contract. Work order services we provide include seasonal color displays, holiday decorations, property improvements and enhancements, and repair of landscape damage.

Snow Removal

We provide snow removal services under several types of contracts: time and material, per inch, per occurrence, lump sum and variations of these contracts. During the winter months, we modify our fleet of landscaping trucks and other vehicles by attaching snow removal equipment.

Landscape Design/Build

We provide landscape design/build services through teams of design/build professionals based in various markets. These services include initial landscape architecture and design work, as well as installation of trees, shrubs, lawns, flowers, retaining walls, walks, signage, fountains and ponds, and irrigation and drainage systems.

Customers

Our customers come from the following sectors of the commercial landscape maintenance industry:

Customer Type	Description
Commercial	Office parks, hotels, real estate investment trusts (REITs), retail centers and shopping malls

Professionally Managed Residential Communities	Large apartment complexes, retirement communities, home owner associations

Institutions	Schools, universities, hospitals, museums and zoos

Corporate	Corporate offices, industrial sites

Other	Cemeteries, municipal facilities and sports facilities

We focus on establishing long-term relationships with our customers. Over the last five years, we have retained an average of approximately 89% of the revenue generated in the previous year from our maintenance contracts based on sales and marketing data. As a result, we have established many long-term customer relationships. We service customers with properties in 23 states. No customer represented more than 10% of our landscape maintenance revenue for the years ended December 31, 2004 and 2003.

Employees

As of December 31, 2004, we employed approximately 1,400 full-time salaried employees. We employed approximately 4,500 hourly employees at our 2004 seasonal peak. Our need for employees varies over the course of the year, increasing during the spring and summer and tapering off during the fall and winter months in our northern markets. Our primary source of seasonal hourly employees is our existing long-term work force, who often refer family and friends to us. Since 1998, we also have used a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets.

Other than certain Chicago area employees, our employees are not organized under any collective bargaining agreements. In the Chicago area, approximately nine employees are members of Local 150 of the Midwest Operating Engineers Union and approximately 220 employees are members of Local 707 of the National Production Workers Union. We have not experienced any significant interruptions or curtailments of services due to disputes with our employees and we consider our labor relations to be satisfactory.

Management Information Systems

Our management information systems allow management to track our operating performance. Our system resides on central servers located at our corporate office and a wide-area network connecting all of our locations. Our financial and operations data are maintained on a proprietary system. This system includes software that allows management to analyze our financial condition as well as operational information such as property-specific performance data and equipment information. We also use a customized estimating and job management system that allows our managers to develop pricing and to plan and schedule operations.

Competition

The commercial landscape maintenance industry is highly fragmented and competitive. We are one of the largest providers of commercial landscape maintenance services in the United States. Most of our competitors are small, owner-operated companies operating in limited geographic areas. We also compete with several landscape service companies operating in multiple markets.

We believe the principal competitive factors in the industry are customer relationships, price, quality, timeliness and reliability of services provided, and geographic scope of operations. We believe we have the reputation, service, quality, technical capabilities, geographic reach and size to remain competitive in the commercial landscape maintenance industry.

Regulatory and Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the employment of immigrants, workplace health and safety in the landscape services industry, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and local zoning regulations. Immigration laws require us to verify that our employees have legal status to work in the U.S. We are also subject to random inspections of our compliance with U.S. immigration laws by the Department of Homeland Security. Pursuant to their authority under the 1990 Clean Air Act, the Environmental Protection Agency has recently implemented regulations that limit the use of some types of gasoline-powered engines that emit high levels of hydrocarbons and other airborne pollutants, such as those produced by many lawnmowers. Across the country, a number of local governments have also passed noise pollution ordinances that prohibit or otherwise restrict the use of leaf blowers. In addition, several states require companies to have a landscape contractor’s license. To the extent we store our own supply of fuel for our equipment and fleet of vehicles, we are subject to federal and state laws that regulate bulk fuel storage tanks. We believe that we have all material required licenses to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our operations are also affected by local zoning regulations which, in drier climates, require improved water management techniques. The regulatory environment in which we operate could change significantly in the future. Our failure to comply with these laws and regulations could subject us to substantial fines and the loss of our licenses, and may also have a material adverse effect on our financial condition, the results of our operations and our cash flows.

ITEM 2. PROPERTIES

Our facilities consist of our headquarters, a corporate office, regional and branch offices. As of December 31, 2004, we operated over 115 branch offices in 22 regions. All of our facilities are leased under leases with remaining terms of seven years or less.

Our headquarters office, located in Gaithersburg, Maryland, provides human resource, insurance, administrative, legal, fleet management, and purchasing services to all of our branch and regional offices. Our corporate office, located in Langhorne, Pennsylvania, provides accounting, financial, communications, and information technology services for all of our branch and regional offices. Approximately 65 salaried employees work at our headquarters and corporate offices.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to litigation arising in the normal course of business. Generally, such litigation involves claims for personal injury and property damage incurred in connection with operations. We are not currently involved in any litigation that we believe is likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for our common stock and our common stock is not registered under the Securities and Exchange Act of 1934. There was one holder of record of our common stock as of December 31, 2004. On December 31, 2003, we made a distribution in the amount of $3.8 million to our corporate parent, Brickman Group Holdings, Inc. (“Brickman Group Holdings”). Brickman Group Holdings, in turn, paid a dividend of $3.8 million to the holders of our Class L Common Stock. Distributions to Brickman Group Holdings for the year ended December 31, 2004 totaled $9.8 million. Our ability to pay dividends is restricted by certain covenants contained in our senior credit facility, as well as certain restrictions contained in our indenture governing our senior subordinated notes.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of our earnings, balance sheet and other financial data and ratios for the periods presented and should only be read in conjunction with our consolidated financial statements and the notes related thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of this report. In addition, these financial data and the following discussion and analysis of the financial condition and results of operations cover periods prior to the consummation of our 2002 recapitalization (the “Transaction”). As part of the Transaction, we entered into the various financing arrangements described herein and, as a result, we now have a different capital structure. Accordingly, the results of operations for periods subsequent to the consummation of the Transaction will not necessarily be comparable to prior periods.

	Predecessor						Successor	Combined Year Ended December 31, 2002		Successor
	Year Ended December 31,				Period from January 1, 2002 to December 19, 2002		Period from December 20, 2002 to December 31, 2002			Year Ended December 31,
	2000		2001							2003		2004
	(dollars in thousands)
Statement of Operations Data:
Net service revenues	$221,464		$255,441		$283,222		$8,735	$291,957		$349,448		$383,580

Cost of services provided	153,250		172,867		190,746		6,623	197,369		241,937		261,004

Gross profit	68,214		82,574		92,476		2,112	94,588		107,511		122,576
General and administrative expenses	37,709		45,547		54,796		2,176	56,972		61,361		66,646

Amortization expense	4,036		4,957		1,906		703	2,609		24,157		20,869

Income (loss) from operations	26,469		32,070		35,774		(767)	35,007		21,993		35,061

Interest expense	9,492		7,550		4,841		643	5,484		20,022		19,820

Income (loss) before taxes	16,977		24,520		30,933		(1,410)	29,523		1,971		15,241

Income tax provision (benefit)	6,897		10,557		13,461		(541)	12,920		770		6,052

Net income (loss)	10,080		13,963		17,472		(869)	16,603		1,201		9,189

Accretion of preferred stock dividends	11,007		12,399		13,472		—	13,472		—		—

Net income (loss) related to common shareholders	$(927)		$1,564		$4,000		$(869)	$3,131		$1,201		$9,189

Other Financial Data and Ratios:
EBITDA(1)	$35,148		$43,518		$46,019		$213	$46,232		$56,203		$67,351
Cash provided by (used in)
Operating activities	17,379		28,053		35,822		(427)	35,395		29,257		35,770
Investing activities	(22,508)		(27,028)		(13,429)		(273,438)	(286,867)		(10,016)		(20,591)
Financing activities	3,740		2,449		(9,683)		280,146	270,463		(9,593)		(19,769)
Depreciation and amortization	8,679		11,448		10,245		980	11,225		34,210		32,290
Capital expenditures	7,297		10,657		13,572		501	14,073		10,306		15,998
Ratio of earnings to fixed charges (2)	1.3	x	1.6	x	1.9	x	—	2.4	x	1.1	x	1.7	x
Ratio of net debt to EBITDA (3)	2.9	x	2.3	x	N/A		N/A	4.2	x	3.2	x	2.6	x

Balance Sheet Data (at period end):
Cash	$173		$3,647		$16,357		$6,281	$6,281		$15,929		$11,339
Working capital	2,888		2,084		9,204		12,140	12,140		25,037		25,040
Total assets	201,116		213,838		235,443		238,097	238,097		232,313		225,621
Total debt (4)	103,424		104,869		95,459		201,478	201,478		196,256		186,195
Shareholders’ equity (deficit)	(25,895)		(24,105)		(20,124)		3,131	3,131		520		7

(1)

EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to income from operations as an indicator of our operating performance or cash flow as a measure of our liquidity. EBITDA is a measure of operating performance used by investors and analysts. We also include EBITDA information because it closely approximates measures used in our credit agreement and indenture for our senior subordinated notes for calculating financial and other covenants. The following table presents a reconciliation of EBITDA to net income (loss).

	Predecessor			Successor	Combined Year Ended December 31, 2002	Successor
	Year Ended December 31,		Period from January 1, 2002 to December 19, 2002	Period from December 20, 2002 to December 31, 2002		Year Ended December 31,
	2000	2001				2003	2004
Net income (loss)	$10,080	$13,963	$17,472	$(869)	$16,603	$1,201	$9,189
Interest expense	9,492	7,550	4,841	643	5,484	20,022	19,820
Income taxes provision (benefit)	6,897	10,557	13,461	(541)	12,920	770	6,052
Depreciation	4,643	6,491	8,339	277	8,616	10,053	11,421
Amortization	4,036	4,957	1,906	703	2,609	24,157	20,869

EBITDA	$35,148	$43,518	$46,019	$213	$46,232	$56,203	$67,351

(2)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and extraordinary items, plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, accretion of preferred stock dividends and a portion of operating lease rental expense deemed to be representative of the interest factor. The deficiency of earnings to fixed charges for the period from December 20, 2002 to December 31, 2002 was $727.
(3)	For purposes of determining the ratio of net debt to EBITDA, net debt is defined as total debt, including accrued interest, less cash. EBITDA represents earnings before interest, income taxes, depreciation and amortization. Refer to note (1) above for the computation of EBITDA.
(4)	Includes accrued interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest providers of commercial landscape maintenance services in the United States serving commercial properties in 23 states. We were founded in 1939 and have been continuously managed by members of the Brickman family.

We provide landscape maintenance services, including lawn care, flower bed planting and care, pruning, leaf removal, weed and pest control, irrigation maintenance, fertilization and mulching, to a diverse set of customers pursuant to maintenance contracts. The vast majority of customers use our services at more than one property and include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers in order to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

We focus on long-term relationships with our customers, employees, and stakeholders (i.e., stockholders and creditors). Accordingly, the important measures that we monitor are our customer renewal rate, employee satisfaction, growth in revenue, EBITDA, and the ratio of net debt to EBITDA. By each of these measures, 2004 was a successful year:

•	Customers – We renewed 91% of our customer contract dollars from 2003 to 2004. This rate of renewal exceeded the industry average of 67% as published by industry trade magazine Lawn and Landscape in its October 2004 issue. Our prior 5-year history of renewal rates were in an average range of 87% to 90%.

•	Employees – We have surveyed our full-time employees annually on a variety of topics, including employee satisfaction. The results are distributed to local management and shared with employees. Participation in the survey and the results of the survey indicate that our employees continue to be very satisfied with our commitment to customer satisfaction and the way in which employees are treated. Employee satisfaction is further supported by continued low turnover at our supervisory and management levels.

•	Stakeholders - Our revenue grew by 9.8% in 2004. Although lower than our average overall growth rate for the last five years, growth in 2004 in our core landscape maintenance business of 17.2% exceeded core landscape maintenance revenue growth of 9.8% in 2003, resulting mostly from increasing market share in the diverse geographic markets we serve and from the acquisition of an Ohio landscaping business. Our overall growth rate was impacted by a 25.4% decrease in snow removal revenue as compared to 2003, primarily caused by normal snowfall amounts in many of our markets in 2004 compared to the higher than normal snowfall amounts in 2003. At the same time, EBITDA grew by 19.8% compared to 2003 and the ratio of net debt to EBITDA dropped from 3.2 times at December 31, 2003 to 2.6 times at December 31, 2004. We improved our gross margins through close attention to production planning and labor management, disciplined pricing, and our pursuit of enhancement work. EBITDA is not a financial measure defined by generally accepted accounting principles. See Item 6, “Selected Financial Data” for a description of our calculation of EBITDA and a reconciliation of EBITDA to net income.

Results of Operations

The following table for the period January 1, 2002 through December 19, 2002, the period December 20, 2002 through December 31, 2002, the combined year ended December 31, 2002 and the years ended December 31, 2003 and 2004 depicts components of net income as a percentage of revenue.

	Predecessor	Successor	Combined Year Ended December 31, 2002	Successor
	Period From January 1, 2002 Through December 19, 2002	Period From December 20, 2002 Through December 31, 2002		Year Ended December 31, 2003	Year Ended December 31, 2004
Net service revenue	100%	100%	100%	100%	100%
Cost of services provided	67%	76%	68%	69%	68%

Gross profit	33%	24%	32%	31%	32%
General and administrative expenses	19%	25%	20%	18%	17%
Amortization	1%	8%	1%	7%	5%

Income (loss) from operations	13%	(9)%	12%	6%	9%
Interest expense	2%	7%	2%	6%	5%

Income (loss) before taxes	11%	(16)%	10%	0.6%	4%
Income taxes provision (benefit)	5%	(6)%	4%	0.2%	2%

Net income (loss)	6%	(10)%	6%	0.3%	2%
Accretion of preferred stock dividends	5%	—	4%	—	—

Net income (loss) related to common shareholders	1%	(10)%	1%	0.3%	2%

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue. Revenue for the year ended December 31, 2004 increased $34.1 million, or 9.8%, from $349.5 in the year ended December 31, 2003 to $383.6 million in 2004. This increase was driven by an increase of $46.4 million, or 17.2%, in landscape maintenance revenue and an increase of $1.2 million, or 4.5%, in design/build revenue, offset by a decrease of $13.4 million, or 25.4%, in snow removal revenue. Landscape maintenance revenue remained the largest component, accounting for 82% of total revenue. The increase in landscape maintenance revenue was due to strong maintenance contract revenue renewals of approximately 91% of revenue generated in the previous year, continued addition of new maintenance contracts and the acquisition of three landscape operations in two of our existing markets. Snow removal revenue accounted for 10% of total revenue. The decrease in snow removal revenue was primarily caused by more normal snowfall amounts in many of our markets in 2004 compared to higher than normal snowfall amounts in 2003.

Gross profit. Gross profit increased by $15.1 million, or 14.0%, from $107.5 million in the year ended December 31, 2003 to $122.6 million in 2004. Gross margin increased from 30.8% in 2003 to 32.0% in 2004 as a result of a decrease in subcontractor intensive snow removal services performed and better control of indirect costs of production.

General and administrative expenses. General and administrative expenses increased by $5.3 million, or 8.6%, from $61.4 million in 2003 to $66.6 million in 2004. General and administrative expenses decreased as a percentage of revenue from 17.6% in 2003 to 17.4% in 2004 primarily a result of better than anticipated loss experience under our self-insurance programs. General and administrative expenses in 2004 included a $1.2 million write-off associated with the discontinuance of a new software system implementation.

Amortization. Amortization expense decreased $3.3 million from $24.2 million in 2003 to $20.9 million in 2004. Customer contract intangibles established in connection with the Transaction are being amortized on an accelerated basis over their useful lives of 1 to 14 years.

Income from operations. Income from operations increased by $13.1 million, or 59.4%, from $22.0 million in 2003 to $35.1 million in 2004 primarily as a result of the increase in gross profit noted above. .

Interest expense. Interest expense decreased by $0.2 million, from $20.0 million in 2003 to $19.8 million in 2004 primarily as a result of lower debt levels on our senior credit facility.

Income taxes. Income taxes were accrued at effective rates of 43.8% and 39.7% in 2003 and 2004, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes. Of the $6.1 million tax provision, $1.1 million represented a reduction of the deferred tax asset. The largest contributors to the prepaid tax were the accelerated amortization of the customer contracts intangible for financial reporting purposes offset by accelerated depreciation of property and equipment for tax reporting purposes. The deductible intangible was generated principally in connection with our 1998 recapitalization transaction and is deductible for tax reporting purposes over 15 years.

Net income. Net income increased by $8.0 million in 2004, from $1.2 million in 2003 to $9.2 million in 2004 for the reasons noted above.

Year ended December 31, 2003 compared to combined year ended December 31, 2002

Revenue. Revenue for the year ended December 31, 2003 increased $57.5 million, or 19.7%, from $292.0 in the combined year ended December 31, 2002 to $349.5 million in 2003. This increase was driven by an increase of $30.8 million, or 138.9%, in snow removal revenue, an increase of $24.1 million, or 9.8%, in landscape maintenance revenue and an increase of $2.6 million, or 10.7%, in design/build revenue. Landscape maintenance revenue remained the largest component, accounting for 77% of total revenue. The increase in landscape maintenance revenue was due to strong maintenance contract revenue renewals of approximately 88% of revenue generated in the previous year and continued addition of new maintenance contracts. Snow removal revenue accounted for 15% of total revenue, a higher percentage than in prior years. This was attributed to higher than normal snowfall amounts in many of our markets.

Gross profit. Gross profit increased by $12.9 million, or 13.6%, from $94.6 million in the combined year ended December 31, 2002 to $107.5 million in 2003. Gross margin decreased from 32.4% in 2002 to 30.8% in 2003 as a result of the increase in volume in snow with a greater portion of subcontractor intensive snow removal services performed, a general increase in fuel prices, and an increase in the market price of insurance.

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

Interest expense. Interest expense increased by $14.5 million, from $5.5 million in combined 2002 to $20.0 million in 2003 primarily a result of a full year’s interest on our senior subordinated notes issued in connection with the Transaction.

Income taxes. Income taxes were accrued at an effective rate of 39.1% and 43.8% in 2002 and 2003, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes. Of the $0.8 million tax provision, $3.4 million represented a reduction of the deferred tax asset. The largest contributors to the deferred tax asset is the accelerated amortization of customer contracts intangibles offset for financial reporting purposes offset by accelerated depreciation of property and equipment for tax reporting purposes. The deductible intangible was generated principally in connection with our 1998 recapitalization transaction and is deductible over 15 years.

Net income. Net income decreased by $15.4 million in 2003, from $16.6 million in combined 2002 to $1.2 million in 2003 as a result of the reasons noted above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing senior credit facility to fund our operations, capital expenditures and working capital requirements. For the period from January 1, 2002 to December 19, 2002, the period from December 20, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, cash provided by (used for) operating activities was $35.8 million, $(0.4) million, $29.3 million and $35.8 million, respectively. Our cash flow from operations is significantly greater than our net income due to high levels of non-cash items including depreciation and amortization.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $13.6 million, $0.5 million, $10.3 million and $16.0 million for the period from January 1, 2002 to December 19, 2002, the period from December 20, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, respectively. Capital expenditures for the period from January 1, 2002 to December 19, 2002 included $1.7 million for equipment and software for an enterprise resource planning system, the implementation of which was discontinued in 2004. In addition to the foregoing investing activities, in 2004 we acquired three landscape operations in two of our existing markets for total cash consideration of $5.3 million.

Net cash used for financing activities for the period from January 1, 2002 to December 19, 2002 consisted of $9.6 million in net debt repayments. Cash provided by financing activities for the period from December 20, 2002 to December 31, 2002 consisted of $200.0 million of debt financing and $80.1 million of proceeds from the issuance of common stock, both in connection with the Transaction. In 2003, net cash used for financing activities was $9.6 million, including debt repayments of $5.3 million, and a distribution to our parent company, Brickman Group Holdings, Inc. of $3.8 million. In 2004, net cash used in financing activities was $19.8 million, consisting of debt repayments of $10.1 million, including a voluntary prepayment of $5.0 million, and distributions to our parent company totaling $9.7 million. The distributions to our parent company consisted of a distribution of $5.0 million in connection with the April 16, 2004 transaction described below, distributions used for parent company debt service totaling $3.8 million, and distributions to fund parent company stock redemptions from terminated management employees totaling $0.9 million.

On December 31, 2004, we had total indebtedness of $185.5 million, of which $150.0 million consisted of our senior subordinated notes and $35.5 million consisted of senior debt. As of December 31, 2004, we had no balance outstanding on the $30.0 million revolving portion of our senior credit facility and the term loan portion of our senior credit facility was fixed on 90 and 180-day LIBOR contracts expiring in March and June 2005 at rates of 5.55% and 5.58%, respectively. As of December 31, 2004, availability on the revolving credit facility, after deducting outstanding letters of credit, was $23.6 million.

Our substantial indebtedness could have important consequences to the operation of our business, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional funds.

In addition to our indebtedness, our parent company Brickman Group Holdings, Inc. borrowed $45.0 million from a group of lenders on April 16, 2004. The loan initially bears interest at 5.5% over LIBOR, which is subject to reduction based on our consolidated leverage ratio, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. In connection with this borrowing, we entered into an amendment of our senior credit facility. The amendment, among other things, i) permits our parent company to incur this indebtedness, ii) permits us to make distributions to our parent company to service our parent company’s indebtedness to the extent such distributions are permitted under the indenture governing our senior subordinated notes, iii) provides that an acceleration of obligations under our parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under our senior credit facility, and iv) reduces the excess cash flow prepayment obligations required under our senior credit facility. Principal is due on the note as follows: $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009. The proceeds from our parent company’s indebtedness were used to redeem our parent company’s Class L Common Stock, make a distribution to holders of our parent company’s Class A Common Stock, and pay fees and expenses associated with the financing.

Our contractual obligations and the contractual obligations of our parent company as of December 31, 2004 are summarized in the table below:

	Payments Due by Period (in thousands)						Total
	2005	2006	2007	2008	2009	2010 & After
Long term debt - principal	$7,091	$8,864	$8,864	$10,636	$150,000	—	$185,455
Long term debt – interest at current rates of 4.9% and 11.75%	19,278	18,912	18,476	18,012	16,891	—	91,569
Operating leases	3,822	2,925	1,681	1,132	618	1,140	11,318

Total contractual obligations	$30,191	$30,701	$29,021	$29,780	$167,509	$1,140	$288,342
Parent company debt obligations	4,500	5,500	6,500	7,500	19,000	—	43,000
Interest on parent company debt obligation at current rate of 8.0%	3,303	2,899	2,414	1,853	1,038	—	11,507

Total Company and parent company contractual obligations	$37,994	$39,100	$37,935	$39,133	$187,547	$1,140	$342,849

We believe that our internal cash flows and borrowings under the revolving portion of our credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including funding our operations, debt service and capital expenditures and making distributions to our parent company to enable it to meet its obligations under its loan described above. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they may mature or to fund our liquidity needs, including making distributions to our parent company, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior subordinated notes, on or before maturity. There can be no assurance that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Seasonality

Our business is seasonal. We generally incur losses in the first quarter because in most markets we recognize very little landscape revenue but we continue to incur fixed overhead costs, such as management and supervisory salaries and benefits, rent, and depreciation.

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment Compensation (“FAS 123(R)”). FAS 123(R) revised FASB Statement No. 123, Shared-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We must adopt FAS 123(R) as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. We are currently assessing the impact this pronouncement will have on our financial position, results of operations and cash flows.

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act includes numerous provisions that may affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt and tax shelter disclosure penalties. In December 2004, the FASB issued a FASB Staff Position (“FSP”) regarding the accounting implications of the Act related to the deduction for qualified domestic productions activities (“FSP 109-1”). This guidance applies to financial statements for periods ending after the date the Jobs Creation Act was enacted. We are still evaluating the impact of the Jobs Creation Act and related FASB pronouncement on the our financial position, results of operations and cash flows.

Critical Accounting Policies

Some of our accounting policies as discussed below require the application of significant judgment by our management in selecting the appropriate estimates and assumptions for calculating amounts to record in its financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position. Our significant accounting policies are more fully described in the notes to the financial statements. Some accounting policies, however, are considered to be critical in that they are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Net Service Revenue: We perform landscape maintenance, landscape construction and enhancement, and snow removal services. Revenue is recognized based upon the service provided and the contract terms.

Landscape maintenance:

We generally provide landscape maintenance services under annual contracts. We recognize revenue for these services as follows: each month, we divide the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

Landscape construction and enhancement:

We generally provide landscape construction and enhancement services under contracts of less than one year. We recognize revenue for these services as follows: each month, we divide the actual labor, material, and subcontractor costs incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the total contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceeds total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

Snow Removal:

Snow removal services are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are performed.

The current asset, unbilled revenue, and the current liability, deferred revenue, result from differences between the timing of billings and the recognition of service revenues on uncompleted contracts.

Risk Management: We carry general liability, vehicle collision and liability, workers compensation, property and equipment, professional liability, directors and officers liability and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary property and casualty policies.

Our insurance programs for workers compensation, general liability, vehicle liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured to limits that management considers prudent. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2004 was $8.0 million and is included in accrued expenses in the accompanying Balance Sheet in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments, we believe recorded accruals are adequate to cover these claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments do not subject us to material market risk exposures, except for the risks related to interest rate fluctuations. As of December 31, 2004, we had debt outstanding with a carrying value of $185.5 million and with a fair value, based on market quotes, of approximately $210.5 million.

Fixed interest debt outstanding consisted entirely of the senior subordinated notes totaling $150 million as of December 31, 2004. Our senior subordinated notes are due in 2009 and are generally not redeemable prior to December 15, 2006, and then may be redeemed as follows:

Beginning December 15:	Redemption Price as percentage of Principal
2006	105.875%
2007	102.938%
2008 and thereafter	100.000%

The amount outstanding under our senior credit facility as of December 31, 2004 was $35.5 million. Interest rates on our senior credit facility are set at 1.75% over the prevailing prime rate of interest or may be established for periods of up to six months at 3.00% over LIBOR at our option. These rates are subject to our maintaining our senior credit ratings with Standard & Poor’s (BB-) and Moody’s (Ba3). All borrowings under our senior credit facility at December 31, 2004 were on LIBOR contracts maturing in March and June 2005 and carried interest rates of 5.55% and 5.58%.

Based on our indebtedness at December 31, 2004, our total annual interest expense, assuming interest rates in effect as of December 31, 2004, would be approximately $19.4 million. A 10% increase in interest rates would increase total annual interest expense by approximately $173,000 and decrease net income (loss) and cash flow by approximately $104,000.

For further information regarding our indebtedness, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of The Brickman Group, Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of The Brickman Group, Ltd. and its subsidiary (referred to herein as the “Successor” or the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, December 31, 2003 and for the period from December 20, 2002 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of The Brickman Group, Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing in Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of The Brickman Group, Ltd. and its subsidiaries (referred to herein as the “Predecessor”) for the period from January 1, 2002 through December 19, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information for the period from January 1, 2002 through December 19, 2002 set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3, the Predecessor adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 21, 2003

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$15,929	$11,339
Accounts receivable, net of allowance for doubtful accounts (Note 4)	38,103	39,985
Unbilled revenue	3,116	5,804
Deferred tax asset	6,449	6,607
Other current assets	2,214	5,060

Total current assets	65,811	68,795
Property and equipment, net of accumulated depreciation (Note 5)	26,130	29,982
Deferred tax asset	452	1,416
Deferred charges, net of accumulated amortization (Note 3)	8,272	6,829
Intangible assets, net of accumulated amortization (Note 6)	97,970	84,686
Goodwill (Note 3)	32,663	32,663
Restricted investments and other assets (Note 10)	1,015	1,250

Total	$232,313	$225,621

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$10,677	$13,937
Deferred revenue	2,686	3,441
Capital lease obligation - current portion	307	—
Long-term debt - current portion	5,000	7,091
Accrued interest	734	740
Accrued expenses (Note 16)	21,370	18,546

Total current liabilities	40,774	43,755
Long-term debt and other liabilities
Capital lease obligation	215	—
Long-term debt (Note 7)	190,000	178,364
Other liabilities	804	3,495

Total liabilities	231,793	225,614

Commitments and contingencies

Shareholder’s equity:
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both years	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both years	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both years	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both years	1	1
Paid-in capital	191,514	187,665
Retained earnings	—	3,336
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholder’s equity	520	7

Total liabilities and shareholder’s equity	$232,313	$225,621

The accompanying notes are an integral part of the consolidated financial statements

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Predecessor	Successor
	Period from January 1, 2002 to December 19, 2002	Period from December 20, 2002 to December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Net service revenues	$283,222	$8,735	$349,448	$383,580
Cost of services provided	190,746	6,623	241,937	261,004

Gross profit	92,476	2,112	107,511	122,576
General and administrative expenses	54,796	2,176	61,361	66,646
Amortization expense	1,906	703	24,157	20,869

Income (loss) from operations	35,774	(767)	21,993	35,061
Interest expense	4,841	643	20,022	19,820

Income (loss) before income taxes	30,933	(1,410)	1,971	15,241
Income tax provision (benefit)	13,461	(541)	770	6,052

Net income (loss)	17,472	(869)	1,201	9,189
Accretion of preferred stock dividends	13,472	—	—	—

Net income (loss) related to common shareholders	$4,000	$(869)	$1,201	$9,189

The accompanying notes are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands except for share data)

	Common Stock
	Class A Voting		Class A Non-voting		Class B Non-voting		Class C Non-voting		Paid In Capital	Retained Earnings (Accumulated Deficit)	Continuing Shareholders’ Basis Adjustment	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor
Balance, January 1, 2002	91,861	1	869,251	9	139,600	1	75,000	1	—	(5,394)	(18,723)	(24,105)
Issuance of stock					300				12			12
Redemption of stock					(1,000)				(12)	(19)		(31)
Accretion of preferred stock dividend										(13,472)		(13,472)
Net income										17,472		17,472

Balance, December 19, 2002	91,861	$1	869,251	$9	138,900	$1	75,000	$1	—	$(1,413)	$(18,723)	$(20,124)

Successor
Initial capitalization, December 20, 2002
Cash contributed by Holdings									80,146			80,146
Stock contributed by Holdings	51,317	1	283,548	3	117,517	1	75,000	1	114,848			114,854
Continuing shareholders’ basis adjustment											(191,000)	(191,000)
Net loss										(869)		(869)

Balance, December 31, 2002	51,317	$1	283,548	$3	117,517	$1	75,000	$1	194,994	$(869)	$(191,000)	$3,131

Distribution to Brickman Group Holdings, Inc.									(3,480)	(332)		(3,812)
Net Income										1,201		1,201

Balance, December 31, 2003	51,317	$1	283,548	$3	117,517	$1	75,000	$1	191,514	$—	$(191,000)	$520

Distribution to Brickman Group Holdings, Inc.									(3,849)	(5,853)		(9,702)
Net Income										9,189		9,189

Balance, December 31, 2004	51,317	$1	283,548	$3	117,517	$1	75,000	$1	187,665	$3,336	$(191,000)	$7

The accompanying notes are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Predecessor	Successor
	Period from January 1, 2002 to December 19, 2002	Period from December 20, 2002 to December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$17,472	$(869)	$1,201	$9,189
Adjustments to reconcile net income (loss) to net change in cash provided from operating activities:
Depreciation	8,339	277	10,053	11,421
Amortization	1,906	703	24,157	20,869
Deferred taxes	5,127	(394)	(4,828)	(1,122)
Provision for doubtful accounts	574	325	186	1,074
Loss (gain) on disposal of assets	(6)	—	21	852
Changes in operating assets and liabilities, net of businesses acquired	2,410	(469)	(1,533)	(6,513)

Net change in cash from operating activities	35,822	(427)	29,257	35,770

Cash flows from investing activities:
Purchase of property and equipment	(13,572)	(501)	(10,306)	(15,998)
Cost of acquired businesses, net of cash acquired	—	(272,937)		(5,341)
Proceeds from sale of property and equipment	143	—	290	748

Net change in cash from investing activities	(13,429)	(273,438)	(10,016)	(20,591)

Cash flows from financing activities:
Proceeds from borrowings	1,012	200,000	—	—
Distribution to Brickman Group Holdings, Inc.	—		(3,812)	(9,702)
Transaction fees paid	—	—	(460)	—
Proceeds from issuance of common stock	12	80,146	—	—
Redemption of common stock	(31)	—	—	—
Payments on long-term debt	(10,676)	—	(5,321)	(10,067)

Net change in cash from financing activities	(9,683)	280,146	(9,593)	(19,769)

Net change in cash	12,710	6,281	9,648	(4,590)

Cash, beginning of period	$3,647	—	6,281	15,929

Cash, end of period	$16,357	$6,281	$15,929	$11,339

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

2. The Transaction:

On December 20, 2002, the Company entered into a series of transactions (the “Transaction”) in which a newly formed holding company, Brickman Group Holdings, Inc. (“Holdings”), became the parent company of the Company. Holdings raised $80.1 million in equity capital which was invested in the Company and the Company raised $150 million from the sale of 11.75% subordinated notes due in 2009 and $50 million from the issuance of term notes to a group of banks. From these proceeds, $186.1 million was used to redeem the stock of certain of the Company’s shareholders and $94.6 million was used to repay existing indebtedness. In addition to the equity raised, certain shareholders of the Company exchanged their Company preferred and common stock with a fair value of $114.9 million for Class A common stock and Class L mandatorily redeemable common stock of Holdings. The Transaction resulted in a new basis of accounting for Brickman as the Transaction is accounted for as a business combination (Note 11). The results of operations and cash flows of the Company before the Transaction are not comparable to results of operations and cash flows after the Transaction. Amounts and disclosures that relate to operations and cash flows prior to the Transaction are identified as “Predecessor” information and amounts and disclosures that relate to operations and cash flows subsequent to the Transaction are identified as “Successor” information.

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

Effective January 1, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities. FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has assessed all entities and relationships within the scope of FIN 46-R that were created after December 31, 2003, and has determined that it does not have any investments in variable interest entities for which the Company is the primary beneficiary. The Company is not required to assess entities and relationships established prior to December 31, 2003 until its 2005 fiscal year. The Company has not completed its assessment of these entities and relationships.

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

Depreciation for operating assets is computed using the straight line method over the estimated useful lives of the assets (2 to 7 years) and for leasehold improvements, the shorter of the length of the related leases or the estimated useful lives of the assets (3 to 10 years). Depreciation expense was $8,339 for the period from January 1, 2002 through December 19, 2002, $277 for the period from December 20, 2002 through December 31, 2002, $10,053 in 2003, and $11,421 in 2004.

Deferred Charges:

Deferred charges, consisting of fees and other expenses associated with borrowings, are being amortized ratably over the terms of the related borrowings. Deferred charges are presented net of accumulated amortization of $1,350 at December 31, 2003, and $2,700 at December 31, 2004. Amortization expense related to deferred charges was $429 for the period from January 1, 2002 through December 19, 2002, $41 for the period from December 20, 2002 through December 31, 2002, $1,309 in 2003, and $1,350 in 2004.

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

Continuing Shareholders’ Basis Adjustment:

The Company was acquired by Holdings on December 20, 2002 as described in Notes 2 and 11. This transaction was accounted for as a purchase in accordance with Standards of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 66% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 34% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 66% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88-16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions”(“EITF 88-16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $191,000 with a corresponding reduction in the amount assigned to goodwill.

Net Service Revenues:

The Company performs landscape maintenance, landscape construction and enhancement, and snow removal services. Revenue is recognized based upon the service provided and the contract terms, and is reported net of discounts.

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

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation expense was recognized for these grants because the exercise price of the options equaled the fair market value of the underlying stock on the date of grant. Had the Company applied the fair market value based recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) to stock-based compensation, net income would have been reduced by $57 in 2003 and $155 in 2004. The pro forma effect of adopting the recognition and measurement provisions of SFAS No. 123 may not be representative of the effect on reported results of operations in future years.

Recent Accounting Pronouncements:

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment Compensation (“FAS 123(R)”). FAS 123(R) revised FASB Statement No. 123, Shared-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted by the Company as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The Company is currently assessing the impact this pronouncement will have on their financial position, results of operations and cash flows.

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act includes numerous provisions that may affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt and tax shelter disclosure penalties. In December 2004, the FASB issued a FASB Staff Position (“FSP”) regarding the accounting implications of the Act related to the deduction for qualified domestic productions activities (“FSP 109-1”). This guidance applies to financial statements for periods ending after the date the Jobs Creation Act was enacted. The impact on the Jobs Creation Act and related FASB pronouncement on the Company’s financial position, results of operations and cash flows is still being evaluated.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

4. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2003	December 31, 2004
Accounts receivable	$40,333	$42,321
Allowance for doubtful accounts	(2,230)	(2,336)

Accounts receivable, net	$38,103	$39,985

Accounts receivable amounts include retention on incomplete projects to be completed within one year of $476 at December 31, 2003, and $454 at December 31, 2004. All other amounts are due currently.

5. Property and Equipment:

Property and equipment consists of the following:

	December 31, 2003	December 31, 2004
Operating equipment	$32,134	$46,511
Software, office equipment, and leasehold improvements	4,002	3,489

Property and equipment, cost	36,136	50,000
Less:
Accumulated depreciation	10,006	20,018

Property and equipment, net	$26,130	$29,982

6. Intangible Assets:

Intangible assets represent customer contracts, relationships and backlog, and Company trademarks acquired in business combinations and are being amortized over 1 to 14 years, the expected duration of these intangibles. The Company trademarks are being amortized over 5 years to a terminal value of $7,332. Amortization expense related to intangible assets was $1,462 for the period from January 1, 2002 through December 19, 2002, $662 for the period from December 20, 2002 through December 31, 2002, $22,848 in 2003 and $19,519 in 2004.

Intangible assets consist of the following:

	December 31, 2003	December 31, 2004
Customer contracts, relationships and backlog	$108,480	$114,715
Trademarks	13,000	13,000

Sub-total	121,480	127,715
Less: Accumulated amortization	23,510	43,029

Total	$97,970	$84,686

The weighted average amortization period for the intangibles is 6.4 years and amortization expense is anticipated to be $16,510 in 2005, $13,651 in 2006, $11,168 in 2007, $8,448 in 2008, and $6,873 in 2009.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

7. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2003	December 31, 2004
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior bank facility, due 2008 bearing interest at 4.1% at December 31, 2003 and 5.6% at December 31, 2004	45,000	35,455

Total long-term debt	195,000	185,455
Less: Current portion	5,000	7,091

Long-term debt, net	$190,000	$178,364

11.75% Senior subordinated notes:

On December 20, 2002 the Company issued $150,000 of 11.75% Senior subordinated notes due 2009 (the “Notes”). The Notes are due on December 15, 2009 and bear interest at 11.75%. Interest is due semi-annually on June 15 and December 15. The Notes are uncollateralized and are junior to all other debt. The Notes are not redeemable prior to December 15, 2006, except in the case of a public equity offering by the Company. The Company must offer to purchase the Notes at 101% of face value in the event of a change of control of the Company. The indenture governing the Notes imposes certain limitations on the Company’s ability to incur debt, pay dividends, make investments, sell assets, repurchase Company or Holdings stock, and merge or consolidate. The Company registered the notes with the Securities and Exchange Commission (“Registered Notes”) in June, 2003 and holders of the Notes exchanged the Notes for Registered Notes that may be publicly traded. The fair market value of the Notes as of December 31, 2004 based on market quotes was approximately $175,000.

Senior bank facility:

The Company and eight financial institutions are party to a credit agreement (the “Credit Agreement”) dated December 20, 2002 and amended in 2004. The Credit Agreement governs a $50,000 term loan (“Term Loan”) and a $30,000 revolving credit facility (the “Facility”). The Credit Agreement provides that $12,000 of the Facility may be used for letters of credit. All amounts outstanding under the Credit Agreement are collateralized by the assets of the Company. In April 2004 the Company’s parent company, Brickman Group Holdings, Inc., borrowed $45 million from a group of lenders. In connection with this borrowing, the Company entered into an amendment of the Company’s senior credit facility. The amendment, among other things, i) permits the parent company to incur this indebtedness, ii) permits the Company to make distributions with respect to equity securities to the parent company to service the parent company’s indebtedness to the extent such distributions are permitted under the Company’s Senior Subordinated Note Indenture, iii) provides that an acceleration of obligations under the parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under the Company’s senior credit facility, and iv) reduces the excess cash flow distribution required under the Company’s senior credit facility. The parent company is a holding company and as such will rely on the Company’s cash flow to service this obligation. The loan initially bears interest at 5.5% over LIBOR; however, the interest rate is subject to reduction based on the Company’s consolidated leverage ratio, and is payable through November 2009. Principal is due on the note as follows: $4,500 in 2005, $5,500 in 2006, $6,500 in 2007, $7,500 in 2008, and $19,000 in 2009.

Interest rates on the Term Loan are set at 1.75% over the prevailing prime rate of interest or are established for periods of up to six months at 3.00% over LIBOR at the Company’s option. These rates are subject to the Company maintaining its senior credit ratings with Standard & Poor’s (BB-) and Moody’s (Ba3).

The weighted average interest rate on the Term Loan at December 31, 2004 was 5.6%. The Term Loan is due in quarterly installments. Annual amounts due through December, 2008 are as follows: $7,091 in 2005, $8,864 in 2006, $8,864 in 2007, and $10,636 in 2008.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

7. Long-term Debt, continued:

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow as defined in the Credit Agreement as additional amortization commencing in 2003. The percentage varies with the ratio between the Company’s debt and its cash flow. Under this provision in the amended credit agreement, the Company will not be obligated to make additional payments in 2004 and 2005. The Company did make a voluntary prepayment of $5,000 in 2004.

The Credit Agreement imposes financial covenants upon the Company with respect to leverage, fixed charge coverage, interest coverage, capital expenditures, and earnings and restricts the Company’s actions with respect to incurrence of liens, disposition of assets, consolidations and mergers, and distributions to shareholders. At December 31, 2004 and 2003, the Company was not in violation of any of these covenants.

Under the Credit Agreement, amounts outstanding on the Facility bear interest at the same rates as the Term Loan. The Facility is available for working capital and subject to certain limitations. At December 31, 2004, $ 0 was outstanding on the Facility. Availability on the Facility at December 31, 2004, after accounting for letters of credit totaling $6,368 (substantially all supporting self-insured retention amounts under the Company’s insurance programs (Note 13)), was $23,632. Availability on the Facility at December 31, 2003, after accounting for letters of credit totaling $4,536 was $25,464. There is an annual commitment fee equal to 1/2 of 1% of the unused balance of the Facility.

All of the Company’s borrowings under the Credit Agreement are at interest rates that are fixed for periods no longer than 6 months and, accordingly, the carrying value of the Term Loan at December 31, 2004 approximates fair market value.

8. Income Taxes:

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

The components of tax expense (benefit) are as follows:

	Predecessor	Successor
	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Current:
Federal	$5,797	$(112)	$4,161	$5,119
State	2,537	(35)	1,437	2,055

	8,334	(147)	5,598	7,174
Deferred	5,127	(394)	(4,828)	(1,122)

Total	$13,461	$(541)	$770	$6,052

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

8. Income Taxes, continued:

Income tax expense (benefit) differs from the amount computed by applying the statutory rate of 35% to income (loss) before income taxes as a result of the following:

	Predecessor	Successor
	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Income tax expense (benefit) at federal statutory rate	$10,827	$(494)	$690	$5,334
State tax (benefit), net of federal benefit (tax)	2,109	(83)	200	1,102
Non-deductible expenses	525	36	82	337
Fuel tax credit & other	—	—	(202)	(721)

Income tax expense (benefit)	$13,461	$(541)	$770	$6,052

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting basis of assets and liabilities are as follows:

	December 31, 2003	December 31, 2004
Current deferred tax asset (liability):
Allowance for doubtful accounts	$874	$954
Prepaid expenses	—	(510)
Self-insurance reserves	2,681	3,286
Payroll-related accruals	2,747	2,823
Other accrued expenses	147	54

	$6,449	$6,607

Non-current deferred tax asset (liability):
Intangibles	$3,884	$6,392
Property and equipment	(3,762)	(5,417)
Deferred compensation	330	441

	$452	$1,416

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

9. Leases:

Capital Lease Obligations:

The Company had capital lease obligations for enterprise resources planning software licenses and operating equipment. All capital lease obligations were paid off or terminated in 2004. Property under capital leases is summarized below:

	December 31, 2003	December 31, 2004
Operating equipment	$32	$—
Software, office equipment, and leasehold improvements	950	—

Property and equipment, cost	982	—
Less:
Accumulated depreciation	207	—

Property and equipment, net	$775	$—

Operating Leases:

The Company is committed under various operating leases for buildings and equipment with terms ranging from month to month to seven years. Most of the leases contain customary renewal options and escalation clauses. Lease expense, $3,842 for the period from January 1, 2002 through December 19, 2002, $113 for the period from December 20 through December 31, 2002, $4,246 in 2003, and $4,675 in 2004 includes amounts paid to related parties (Note 14).

Minimum annual lease payments under non-cancelable operating leases are as follows:

2005	$3,822
2006	2,925
2007	1,681
2008	1,132
2009	618
Thereafter	$1,140

10. Employee Benefit Plans:

The Company has a voluntary, defined contribution, qualified retirement plan covering substantially all of its employees. The Company contribution, $613 for the period from January 1, 2002 through December 19, 2002, $19 for the period from December 20, 2002 through December 31, 2002, $783 in 2003, and $892 in 2004 is equal to 50% of participant voluntary contributions not in excess of 5% of participant compensation and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

A non-qualified deferred compensation plan is available to certain executives. Under the plan, participants may elect to defer up to 70% of their compensation. The Company invests the deferrals in participant-selected marketable securities that are held in a Rabbi Trust. The net unrealized gains (losses) associated with holding these securities were ($62) for the period from January 1, 2002 through December 19, 2002, ($5) for the period from December 20, 2002 through December 31, 2002, $160 in 2003, and $19 in 2004 and were recognized in the Company’s earnings in accordance with FAS No. 115. The liability to employees under the plan was $804 at December 31, 2003, and $1,079 at December 31, 2004, and is classified with Other liabilities. Increases (decreases) to this liability caused by changes in the value of the marketable securities were ($62) for the period from January 1, 2002 through December 19, 2002, ($5) for

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

10. Employee Benefit Plans, continued:

the period from December 20, 2002 through December 31, 2002, $160 in 2003, and $19 in 2004 and were recognized in accordance with Issue No. 97-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” and are classified with general and administrative expenses.

11. Acquisitions:

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

In 2004, the Company purchased certain assets and contracts of three landscaping operations in two of the Company’s existing markets. The transactions were accounted for in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The respective purchase prices were allocated to the estimated fair market value of tangible assets acquired and the remaining value was assigned to contracts with an estimated duration ranging from 1 to 14 years. As part of one of the acquisitions, the Company agreed to pay the seller, beginning in 2005 and concluding in 2010, contingent payments of up to $2,100 based on the Company’s continued performance of contracts. The contingent payments were included in the purchase price and discounted at the risk free rate of return. The weighted average amortization period for the contracts acquired was 5.2 years and amortization expense was $594 in 2004 and is anticipated to be $1,048 in 2005, $948 in 2006, $799 in 2007, $712 in 2008 and $641 in 2009. The contracts were classified as intangible assets in the Consolidated Balance Sheets. Results of operations of the acquired business were included in the Statements of Operations from the dates of acquisition. The acquisitions were financed through cash flow from operations.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

11. Acquisitions, continued:

A summary of these acquisition follows:

Aggregate purchase prices	$5,341
Present value of contingent payments	1,857

Purchase price allocated	$7,198

Fair value of net tangible assets acquired:
Accounts receivable	609
Other current assets	12
Property and equipment acquired	875
Current liabilities	(533)

Net tangible assets acquired	963
Intangible assets acquired	6,235

Goodwill acquired	$—

12. Capital Structure:

Common Stock:

In the event of dissolution or liquidation of the Company, the holders of the common stock receive distributions in the following order: holders of Class A Stock receive distributions equal to original cost, holders of Class B Stock receive distributions equal to original cost, holders of Class C Stock receive distributions equal to original cost, thereafter, remaining distributions are shared in accordance with the certificate of incorporation of the Company. In connection with the Transaction, all of the Company’s common stock was either redeemed by the Company or exchanged by Company shareholders for Holdings Class A Common Stock or Holdings Class L Common Stock. At December 31, 2003 and 2004, all Company common stock was held by Holdings. There were no potentially dilutive securities outstanding at December 19, 2002, December 31, 2002, December 31, 2003 or December 31, 2004.

Holders of 36.8% of Holdings Class A Common Stock may put their shares to Holdings at fair market value in 2008, 2009, and 2010 or upon a change of control of Holdings or the Company. Holdings is a holding company, and as such, will rely on the Company to satisfy its obligations.

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

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

12. Capital Structure, continued:

Mandatorily Redeemable Stock, continued:

Predecessor, continued

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

Accretion of dividends had been recorded as a charge to additional paid in capital until such account is exhausted and then as a charge to accumulated deficit as set forth in the accompanying Statements of Changes in Shareholders’ Equity (Deficit). The aggregate redemption value of the outstanding Preferred Stock was $124,660 at December 19, 2002.

Changes in Preferred Stock and accumulated dividends thereon for the period from January 1, 2002 through December 19, 2002 were follows:

	Shares	Amount	Accumulated Dividends
Balance, January 1, 2002	714,722	71,472	39,716
Accretion of dividends			13,472

Balance, December 19, 2002	714,722	$71,472	$53,188

In connection with the Transaction, all outstanding Preferred Stock was either redeemed by the Company or exchanged by Company shareholders for Holdings Common A or Holdings Common L stock and then contributed by Holdings to the Company for immediate cancellation.

Successor:

At the time of the Transaction, Holdings’ capital structure included $30,000 of Class L Common Stock. This stock was mandatorily redeemable in 2010 at liquidation value plus accrued dividends compounded at 12%. In April, 2004 Holdings borrowed $45,000 from a group of lenders. The proceeds from this borrowing were used to redeem Holdings’ Class L Common Stock, make a distribution to holders of Holdings’ Class A Common Stock and pay fees associated with the financing. In connection with this transaction, holders of Holdings’ Class L Common Stock converted their Class L Common Stock into Senior Redeemable Common Stock, which was redeemed, and 9,788 shares of Class A Non-Voting Common Stock. The Holdings’ loan initially bears interest at 550 basis points over LIBOR. The interest rate is subject to reduction based on the Company’s consolidated leverage ratio, and the loan amortizes through November 2009. Holdings is a holding company and, as such, will rely on the Company’s cash flow to service this obligation. In connection with this borrowing, the Company entered into an amendment of the Company’s senior credit facility. The amendment, among other things, i) permits Holdings to incur the indebtedness, ii) permits the Company to make distributions with respect to equity securities of Holdings to service Holdings’ indebtedness to the extent such distributions are permitted under the Company’s Senior Subordinated Note Indenture, iii) provides that an acceleration of obligations under Holdings’ indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under the Company’s senior credit facility, and iv) reduces the excess cash flow prepayment obligations

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

12. Capital Structure, continued:

Mandatorily Redeemable Stock, continued:

Successor, continued

required under the Company’s senior credit facility. Principal is due on the note as follows: $4,500 in 2005, $5,500 in 2006, $6,500 in 2007, $7,500 in 2008, and $19,000 in 2009. Holdings is a holding company, and as such, will rely on the Company to satisfy its obligations.

On December 31, 2003, the Company made a distribution in the amount of $3,812 to Holdings. Holdings, in turn, paid a dividend of $3,812 to the holders of Holdings Common L Stock. As a consequence, there were no accrued and unpaid dividends on Holdings’ Class L Common Stock at December 31, 2003. Further, since Holdings’ Class L Common Stock was converted to Senior Redeemable Common Stock and redeemed, there were no accrued and unpaid dividends on Holdings’ Class L Common Stock at December 31, 2004.

In 2004, the Company made distributions totaling $9,702 to Holdings as follows: $4,894 in connection with Holdings’ April, 2004 financial transaction described above, $3,820 for interest and principal payments on Holdings’ term loan, and $988 to redeem Holdings’ stock from certain Holdings’ shareholders.

Stock Based Compensation:

Predecessor

The Company had reserved 200,000 shares of Class B Non-Voting Common Stock (“B Stock”) for distribution to employees. The Company granted 100 shares and sold 200 shares of B Stock to two employees during the period from January 1, 2002 to December 19, 2002. The grants and sales were made at fair market value as determined by management using a valuation model and as approved by the Company’s the Board of Directors ($40 per share). Compensation expense of $4 was recognized in the period from January 1, 2002 through December 19, 2002. B Stock could not be sold or transferred, except as provided by the Shareholders’ Agreement, and could be called by the Company upon termination of a holder’s employment with the Company. The Company redeemed 1,000 shares of B Stock at an aggregate cost of $31 during the period from January 1, 2002 through December 19, 2002. All B Stock issued vested over five years or immediately upon a change in control of the Company.

Successor

In March 2003, the Company adopted the 2003 Employee Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company may grant options to purchase up to 13,156 shares of Holdings Class A Common stock. Activity in the Option Plan in 2003 and 2004 was as follows:

	2003		2004
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	—	—	8,082	$1,000
Granted	8,379	$1,000	2,548	$1,200
Forfeited	297	$1,000	777	$1,006
Exercised	—	—	—	—

Outstanding at end of year	8,082	$1,000	9,853	$1,049

Exercisable at end of year	—	—	134	$1,000

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

12. Capital Structure, continued:

Stock Based Compensation:

Successor

Options granted in 2003 have an exercise price of $1,000, vest over 5 years, are exercisable through March 30, 2013, and have a weighted average remaining life of 9.25 years. Options granted in 2004 have an exercise price of $1,200, vest over 5 years, are exercisable through May 30, 2014, and have a weighted average remaining life of 9.42 years. Shares available for future grants under the Option Plan amounted to 5,371 shares at December 31, 2003 and 3,270 shares at December 31, 2004. The Black-Scholes valuation model was used to establish the fair value of the options. Risk free rates of 3.8% and 3.7% at the date of grant were assumed in 2003 and 2004 respectively. No volatility factor was used in the valuation since Holdings stock is not traded publicly. The expected option term was assumed to be the vesting period of 5 years.

13. Commitments and Contingencies:

Risk Management:

The Company carries general liability, vehicle liability, workers compensation, professional liability, directors and officers liability, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers compensation, general liability, vehicle liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured. The Company’s accrual for unpaid and incurred but not reported claims under these programs at December 31, 2003 and 2004 is $6,479 and $8,014, respectively and is included in accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Litigation:

The Company is from time to time party to litigation arising in the normal course of business. Generally, such litigation involves claims for personal injury and property damage incurred in connection with operations. The Company is not currently involved in any litigation that it believes is likely to have a material adverse effect on its financial condition, results of operations or cash flows.

14. Related Party Transactions:

The Company leases certain land, office buildings and improvements from Brickman Leasing, L.L.C., an entity owned by certain shareholders of Holdings, under three-year leases that expire on December 31, 2006. Total rental expense paid on these leases was $355 for the period from January 1, 2002 through December 19, 2002, $10 for the period from December 20, 2002 through December 31, 2002, $318 in 2003, and $387 in 2004. There were no amounts due to or from Brickman Leasing, L.L.C. as of December 31, 2003 or December 31, 2004.

The Company leased an office building from a Holdings shareholder and employee of the Company under a five-year lease that expired in 2003. The lease was extended during 2003 until March 31, 2004. Total rental expense paid on this lease was $130 for the period from January 1, 2002 through December 19, 2002, $4 for the period from December 20, 2002 through December 31, 2002, $138 in 2003, and $23 in 2004. There were no amounts due to or from this shareholder employee as of December 31, 2003 or December 31, 2004.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

14. Related Party Transactions, continued:

The Company makes advances to shareholder employees in the normal course of business. There were no material amounts due from such employees or executive officers as of December 31, 2003 or December 31, 2004.

15. Segment Information:

The Company operates in a single operating segment - commercial landscape services. The Company is organized into approximately 115 operating locations, each of which is a component of the operating segment. All locations are similarly organized and, subject to variation in climate and horticultural requirements, provide all of the services the Company offers. The locations are essentially identical in the type of customers they serve, the nature of services provided, and the methods by which services are provided. The locations are centrally managed, sharing assets and resources, including executive management, payroll services, information technology, legal, financial and accounting, risk management, marketing, training, and human resources support. The locations are also subject to similar regulatory environments and long-term economic prospects. The locations form an integrated network that support and benefit from each other in delivering services to the Company’s customers.

16. Supplemental Balance Sheet Information:

Accrued expenses in the accompanying consolidated balance sheets consist of the following:

	December 31, 2003	December 31, 2004
Self-insurance reserves	$6,479	$8,014
Payroll-related accruals	8,515	8,292
Other	6,376	2,240

Total	$21,370	$18,546

17. Supplemental Cash Flow Information:

	Predecessor	Successor
	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Cash paid for income taxes	$7,771	$—	$2,619	$12,120
Cash paid for interest	$5,431	$—	$19,923	$19,814
Non-cash investing activities:
Contingent Payments (Note 11)	$—	$—	$—	$1,857
Non-cash financing activities:
Accretion of preferred stock dividends	$13,472	$—	$—	$—
Grant of stock to employees (Note 12)	$4	$—	$—	$—

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

17. Supplemental Cash Flow Information, continued:

Changes in operating assets and liabilities, net of businesses acquired are as follows:

	Predecessor	Successor
	Period from January 1, 2002 - December 19, 2002	Period from December 20, 2002 - December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Accounts receivable, net	$(3,834)	$(3,804)	$(6,479)	$(2,347)
Unbilled revenue	(1,154)	761	1,382	(2,688)
Other assets	(660)	(546)	(1,242)	(2,975)
Accounts payable	3,570	1,399	(295)	3,023
Deferred revenue	(1,874)	939	(598)	459
Accrued interest	254	635	99	6
Accrued expenses	5,983	125	5,156	(3,175)
Other liabilities	125	22	444	1,184

Total	$2,410	$(469)	$(1,533)	$(6,513)

18. Unaudited Quarterly Results of Operations:

Summarized quarterly results of operations for 2003 and 2004 were as follows (in thousands):

	(unaudited)				(audited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Net service revenues	$75,417	$105,902	$87,757	$80,372	$349,448
Gross profit	15,840	35,940	29,652	26,079	107,511
Operating income (loss)	(4,445)	13,767	8,711	3,960	21,993
Net income (loss)	$(5,609)	$5,175	$2,610	$(975)	1,201

	(unaudited)				(audited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Net service revenues	$70,399	$119,828	$102,510	$90,843	$383,580
Gross profit	16,009	41,249	36,460	28,858	122,576
Operating income (loss)	(4,413)	17,116	14,795	7,563	35,061
Net income (loss)	$(5,626)	$7,298	$5,843	$1,674	9,189

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Our executive officers, key employees and directors are as follows:

Name	Age	Position(s) Held	Years of Service
Theodore W. Brickman, Jr.	73	Chairman, Director	50
Scott W. Brickman	42	Chief Executive Officer, Director	18
Jeffery R. Herold	44	Chief Operating Officer	24
Charles B. Silcox	55	Vice President and Chief Financial Officer	11
Mark A. Hjelle	34	Executive Vice President	6
John E. Neal (2)	55	Director	6
Christopher J. Perry (1) (2)	49	Director	7
John G. Schreiber (1)	58	Director	7

(1)	Member of the Compensation Committee of our Board of Directors.
(2)	Member of the Audit Committee of our Board of Directors.

Set forth below is a brief description of the business experience of each of our executive officers, key employees and directors.

Theodore W. Brickman, Jr., Chairman. Mr. Brickman has been employed by our company for over 50 years since joining his father as the first full time employee. Mr. Brickman became a partner with his father in 1957 and President in 1972. In 1998, Mr. Brickman became a Director and Chairman of the Board. Mr. Brickman also serves on boards of The Pitcairn Trust Company, ABG Partners, National Philanthropic Trust, The Pennypack Restoration Trust, The Academy of the New Church, and Abington Hospital Foundation. Mr. Brickman graduated from the University of Illinois with a B.A. degree in Landscape Architecture.

Scott W. Brickman, Chief Executive Officer. Mr. Brickman joined our company in 1986 and in 1998 became a Director and was appointed Chief Executive Officer. Since he started at our company, Mr. Brickman has served as a project director and a regional manager and prior to 1998 had responsibility for our Northeast, Mid-Atlantic and Southeast operations. Prior to joining our company, Mr. Brickman worked at a Florida landscape architecture firm. Mr. Brickman graduated from Pennsylvania State University with a B.S. degree in Landscape Architecture.

Jeffery R. Herold, Chief Operating Officer. Mr. Herold joined our company in 1980 and since that time has served in a variety of roles in operations with increasing responsibility including management of our Northeast Design/Build Operations in the 1980’s. In 2000, Mr. Herold was promoted to the position of Chief Operating Officer. Mr. Herold has a B.S. degree in Ornamental Horticulture and Landscape Contracting from the State University of New York at Alfred.

Charles B. Silcox, Vice President and Chief Financial Officer. Mr. Silcox joined our company as Chief Financial Officer in 1993. Prior to employment with us, Mr. Silcox served with McDonnell Douglas Truck Services, Inc., a subsidiary of McDonnell Douglas Finance Corporation, from 1984 to 1992 leaving that organization as the Senior Vice President-Finance and Administration. Prior to employment by McDonnell Douglas, Mr. Silcox was a C.P.A. at PricewaterhouseCoopers LLP from 1976 to 1984 leaving that firm as a Senior Manager. Mr. Silcox has an M.B.A. degree in Accounting and Finance from the Amos Tuck School of Business Administration and a B.A. in Economics from Dartmouth College.

Mark A. Hjelle, Executive Vice President. Mr. Hjelle joined our company in 1998 as Vice President and General Counsel. Mr. Hjelle was promoted to Executive Vice President in 2004. Prior to joining us, Mr. Hjelle worked as a business lawyer at the Philadelphia law firms of Dechert LLP and Duane Morris Heckscher LLP. Mr. Hjelle has a B.S. degree in Economics from the Wharton School of Business and a M.S. degree in Government from the University of Pennsylvania. Mr. Hjelle also holds a J.D. degree from the Case Western Reserve School of Law.

John E. Neal, Director. Mr. Neal has been a Director of our company since 1998. Mr. Neal was Managing Director and Head of Corporate Banking for Banc One Capital Markets, Inc., a position he held from July 2000 through July 2004. He was hired as Head - Commercial Real Estate for Bank One Corporation in November 1998. From February 1995 until January of 1998, he was president of Kemper Funds, a unit of Zurich Kemper Investments, Inc. Mr. Neal joined Kemper in July 1992 as executive vice president of real estate at Kemper Financial Services and senior vice president at Kemper Corporation. Previously, Mr. Neal was with Continental Bank (now Bank of America) where he served in a variety of management and executive positions within the bank’s real estate department since 1974. He is a director of a number of mutual funds managed by Calamos. Mr. Neal holds a bachelor’s degree and master’s degree in business administration from Harvard University.

Christopher J. Perry, Director. Mr. Perry has been a Director of our company since 1998. Mr. Perry is a partner of CIVC Partners and of the ultimate general partner of the CIVC fund investing in Brickman Group Holdings in the Transaction. In addition to being a Director of our company, Mr. Perry is a Director of TransWestern Publishing Company, L.P., Kellermeyer Business Services, LLC, LA Fitness International, LLC, RAM Reinsurance Company Limited., and Wastequip, Inc. Mr. Perry received a B.S. from the University of Illinois and an M.B.A. from Pepperdine University and is a certified public accountant.

John G. Schreiber, Director. Mr. Schreiber has been a Director of our company since 1998. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also a Co-Founder and Partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a Trustee of AMLI Residential Properties Trust and a Director of The Rouse Company, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. Mr. Schreiber is also a Director of JMB Realty Corporation and a number of its affiliates. Prior to his retirement as an officer of JMB Realty Corporation in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. and an Executive Vice President of JMB Realty Corporation. Mr. Schreiber holds a B.B.A. from Loyola University in Chicago and a master’s degree in business administration from Harvard University.

Employment Agreement

We entered into an Employment Agreement, dated as of April 12, 2004, with Scott Brickman. This Employment Agreement provides that Mr. Brickman will serve as our President and Chief Executive Officer through December 31, 2007, subject to automatic one-year extension periods, unless notice of non-renewal is given by one of the parties at least 90 days prior to the end of the then-current term.

Under this Employment Agreement, Mr. Brickman receives a base salary of $400,000 per year during the employment period, subject to annual adjustments to reflect changes in the national consumer price index. The employment agreement also provided for a one-time payment of $291,272 upon execution of the agreement. Mr. Brickman is also entitled to either the use of a company car or a $1,200 per month car allowance, reimbursement for expenses (including certain club memberships) and participation in all employee benefit programs generally available to senior executive employees. In addition, Mr. Brickman is entitled to receive a performance bonus for each fiscal year during the employment period in which we achieve EBITDA equal to at least 90% of the amount set forth in the annual operating budget. The size of this bonus varies from 60% to 125% of his base salary depending upon the extent to which EBITDA exceeds 90% of the budgeted amount.

This Employment Agreement provides that Mr. Brickman’s employment will continue until his death, permanent disability or incapacity, termination by us, or his resignation. If Mr. Brickman’s employment is terminated by us without cause or if he resigns for good reason (each as defined in the Employment Agreement), he will be entitled to his base salary and employee benefits through the first anniversary of his termination or resignation. If Mr. Brickman’s employment is terminated due to his death, permanent disability or incapacity, he (or his representative) shall be entitled to receive his base salary and employee benefits through the second anniversary of such termination. This Employment Agreement also contains customary non-solicitation and non-competition provisions.

Other Employment Arrangements

In connection with the relocation of Executive Vice President Mark A. Hjelle, we entered into an Agreement dated January 7, 2004. Under the Agreement, in the event of Mr. Hjelle’s resignation for executive good reason (as defined in the agreement), or termination for other than cause (as defined in the agreement), Mr. Hjelle will be entitled to severance equal to one year’s salary and bonus plus reimbursement for the loss, if any, on the sale of Mr. Hjelle’s Maryland residence should Mr. Hjelle sell this residence prior to the 5th anniversary of the closing on the purchase of this residence.

In connection with the relocation of Chief Operating Officer Jeffrey R. Herold, we entered into a Promissory Note dated January 31, 2005, under which we loaned Mr. Herold $500,000. The loan was made in connection with Mr. Herold’s relocation to the our headquarters office in Maryland. Some or all of the loan may be forgiven based on Mr. Herold’s continued employment or the occurrence of certain other events as set forth in the Promissory Note.

Audit Committee Financial Expert

Our Board of Directors has determined that Christopher J. Perry, a member of the Board of Directors’ Audit Committee, constitutes an “audit committee financial expert” as defined in the applicable Securities and Exchange Commission rules and regulations, and that Mr. Perry is not “independent” as defined in Sections 303.01(B)(2)(a) and (3) of the New York Stock Exchange’s listed company manual. Since our common stock is not currently listed on or with a national securities exchange or national securities association, we are not required to have a fully independent audit committee or an independent audit committee financial expert.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to all of our senior executive and financial officers, including our principal executive officer (Chief Executive Officer) and our principal financial and accounting officer (Chief Financial Officer). This code of ethics will be provided without charge to any person requesting copies in writing from our Chief Financial Officer at our offices located at 375 South Flowers Mill Road, Langhorne, Pennsylvania 19047.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the compensation for 2004 of our Chief Executive Officer and our executive officers (the “named executive officers”):

	Annual Compensation				Long-Term Compensation
Name	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Scott W. Brickman Chief Executive Officer, Director	2004	$691,272	$342,487	$4,830		$—
Jeffery R. Herold Chief Operating Officer	2004	267,561	305,329	782		—
Charles B. Silcox Vice President and Chief Financial Officer	2004	173,623	61,195	1,435		—
Mark A Hjelle Executive Vice President	2004	204,423	206,157	593		—

Equity Compensation

The following table details information regarding stock option grants issued by our parent company Brickman Group Holdings to named executive officers under the Brickman Group Holdings, Inc. 2003 Employee Stock Option Plan during the fiscal year ended December 31, 2004:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price	Expiration Date	5%	10%
Jeffery R. Herold	108	4.4%	100%	3/7/2013	$81,505	$206,549
Charles B. Silcox	63	2.6%	100%	3/7/2013	$47,544	$120,487
Mark A. Hjelle	123	5.0%	100%	3/7/2013	$92,825	$235,236

In general, non-qualified stock options to purchase shares of Class A Non-Voting Common Stock of our parent company granted in 2004 vest over five years (with 40% becoming vested within 2 years of the date of grant and an additional 20% vesting over each of the following 3 years) and expire on March 7, 2013. In general, if a grantee voluntarily terminates his employment, vested options continue to be vested and exercisable for 6 months after termination in the case of death, disability or retirement, and for 30 days after termination in most other cases.

Director Compensation

Directors are not entitled to receive any compensation for serving on our Board of Directors, except that our two outside directors are paid a Board of Directors’ fee of $15,000 per year. Outside directors on the compensation and audit committees of the Board of Directors are compensated with annual fees of $1,000 and $2,500, respectively. Directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Compensation Committee Interlocks and Insider Participation

The compensation arrangements for our executive officers were established pursuant to arms-length negotiations with each executive officer. During 2004, our Chief Executive Officer, Scott W. Brickman, participated in deliberations of our Board of Directors concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Brickman Group, Ltd. is a wholly owned subsidiary of Brickman Group Holdings. The holders of Brickman Group Holdings’ common stock, on a fully diluted basis, are as follows:

Holder:	Percent
Brickman family members	52%
CIVC and associated investors	37%
Management of The Brickman Group, Ltd. excluding Brickman family	11%

Total	100%

The address for management of our company and Brickman family members is c/o The Brickman Group, Ltd., 18227 Flower Hill Way, Suite D, Gaithersburg, Maryland 20879. The address of CIVC is 191 North Wacker Drive, Suite 1100, Chicago, Illinois 60606.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization, Stock Purchase and Related Agreements

The Recapitalization Agreement entered into in connection with the Transaction contains covenants which, among other things, limit management’s discretion by restricting our and/or our parent company’s ability (subject to various exceptions or approval by its stockholder CIVC Sidecar Fund, L.P., or CIVC) to:

•	borrow money;

•	pay dividends or purchase stock;

•	increase compensation to executives, unless approved by the compensation committee of the board of directors;

•	issue common stock or securities convertible into common stock for less than their fair market value;

•	make investments or acquire businesses;

•	dispose of material assets outside of the ordinary course of business;

•	enter into certain transactions with affiliates; and

•	change the type of business that we conduct.

The Recapitalization Agreement also provides CIVC and their affiliates and co-investors with a right to put their Class A common stock of Brickman Group Holdings to Brickman Group Holdings, subject to prior payment in full of the senior subordinated notes, for its fair market value at any time during April and May of 2008, 2009 or 2010 (subject to any restrictions in Brickman Group Holdings’ debt agreements prior to the maturity of the senior subordinated notes). Brickman Group Holdings has the right to call this stock, subject to prior payment in full of the senior subordinated notes, for its fair market value at any time during April and May after the sixth anniversary and, in limited circumstances, after the fifth anniversary of the closing of the Transaction (subject to any restrictions in Brickman Group Holdings’ debt agreements prior to the maturity of the senior subordinated notes). The Recapitalization Agreement also provides Brickman Group Holdings’ primary outside investors with the benefit of customary affirmative covenants pertaining to the basic maintenance and conduct of the business, including customary information and inspection rights.

In connection with the transactions described above, our company and certain former holders of our preferred stock entered into an Indemnity Agreement pursuant to which we agreed to indemnify these holders for certain costs, if any, arising from the exchange of such preferred stock for shares of Brickman Group Holdings, Inc.’s common stock.

Stockholders Agreement

Pursuant to a stockholders agreement entered into in connection with the Transaction, Brickman Group Holdings and its stockholders agreed, among other things, to establish the composition of the board of directors, assure continuity in ownership and to limit the manner in which shares of Brickman Group Holdings’ stock may be transferred. The agreement provides that the board of directors will be established at no more than seven directors, with two designated by CIVC and its affiliates and the remainder designated by representatives of the Brickman family.

The stockholders agreement generally restricts the transfer of any shares of Brickman Group Holdings’ stock held by the parties to such agreement other than members of the Brickman family with certain limited exceptions that include, but are not limited to, registered public offerings and sales under Rule 144 of the Securities Act. Some of Brickman Group Holdings’ stockholders have a right of first refusal with respect to specified transfers of Brickman Group Holdings’ shares. Certain managers, CIVC and their affiliates and permitted transferees, subject to certain limited exceptions, have the right to participate in any transfer of Brickman Group Holdings’ shares by a member of the Brickman family.

Brickman Group Holdings also has granted members of the Brickman family, certain managers, CIVC and their affiliates and permitted transferees preemptive rights in connection with certain issuances of Brickman Group Holdings stock.

A separate stockholders agreement among Brickman Group Holdings and the members of the Brickman family imposes similar restrictions on the transfer of the Brickman family’s Brickman Group Holdings’ stock. It also provides the Brickman family with a right to participate in a put or call with respect to shares held by CIVC and its co-investors and affiliates.

Registration Agreement

Under the registration agreement entered into in connection with the Transaction, some of Brickman Group Holdings’ stockholders have the right, subject to specified conditions, to require Brickman Group Holdings to register any or all of their shares of common stock under the Securities Act on Form S-1, a “long-form registration,” or on Form S-2 or Form S-3, a “short-form registration,” in each case at Brickman Group Holdings’ expense. Brickman Group Holdings is not required, however, to affect any such long-form registration or short-form registration during any lock-up period imposed by an underwriter in an underwritten public offering. All holders of registrable securities are entitled to request inclusion of such securities in any registration agreement at Brickman Group Holdings’ expense whenever Brickman Group Holdings proposes to register any securities under the Securities Act, subject to customary exceptions and cut-backs.

In connection with all such registrations, Brickman Group Holdings has agreed to indemnify all holders of registrable securities against certain liabilities, including liabilities under the Securities Act. In addition, all the parties to the registration agreement have agreed not to make any public sales of their registrable securities during certain black-out periods.

Real Property Leases

We lease certain land, office buildings and improvements from Brickman Leasing, L.L.C., an entity owned by two of Brickman Group Holdings, Inc.’s stockholders who are also our directors and one of whom is a named executive officer. There are three leases between Brickman Leasing, L.L.C. covering our corporate offices in Langhorne, Pennsylvania and our operations in Long Grove, Illinois and St. Louis, Missouri. The leases are triple net leases and expire on December 31, 2006. Total rental expense paid on these leases was approximately $365,000, $318,000 and $387,000 in 2002, 2003 and 2004, respectively. There were no amounts due to or from this stockholder employee as of December 31, 2004.

We leased an office building from one of Brickman Group Holdings, Inc.’s stockholder employees under a five-year lease that expired in 2004. Total rental expense paid on this lease was $134,000, $138,000 and $23,000 in 2002, 2003 and 2004, respectively. There were no amounts due to or from this stockholder employee as of December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following services were provided by PricewaterhouseCoopers LLP during the years ended December 31, 2003 and 2004:

	2003	2004
Audit fees	$190,000	$203,000
Audit-related fees	7,000	—
Tax fees	79,000	92,000
All other fees	181,000	6,000

Total	$457,000	$301,000

•	Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our annual report on Form 10-K, the review of consolidated financial statements included in the our report on Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC.

•	Audit-related fees—These are fees for professional services billed for the audit of our employer sponsored retirement plan.

•	Tax Fees—These are fees for all professional services performed by professional staff of our independent accountant’s tax division except those services related to the audit of its financial statements. These include fees for tax compliance. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services.

•	All Other Fees—These are fees for other permissible services performed that do not meet the above category descriptions, including fees related to the Transaction.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Page
Report of Independent Auditors	17-18
Consolidated Balance Sheets as of December 31, 2004 and 2003	19
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, and for the period from January 1, 2002 through December 19, 2002 (Predecessor) and for the period from December 20, 2002 through December 31, 2002 (Successor)	20
Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the years ended December 31, 2004, and 2003, and for the period from January 1, 2002 through December 19, 2002 (Predecessor) and for the period from December 20, 2002 through December 31, 2002 (Successor)	21
Consolidated Statements of Cash Flows for the years ended December 31, 2004, and 2003, and for the period from January 1, 2002 through December 19, 2002, (Predecessor) and for the period from December 20, 2002 through December 31, 2002, (Successor)	22
Notes to Consolidated Financial Statements	23-39

(a) (2) Financial Statement Schedule:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on, March 30, 2005.

THE BRICKMAN GROUP, LTD.

/s/ Charles B. Silcox
By:	Charles B. Silcox
Its:	Vice President and Chief Financial Officer

According to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2005.

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

THE BRICKMAN GROUP, LTD.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions - write offs	Balance at end of period
	For the period January 1 to December 31, 2004
Allowance for uncollectible accounts receivable	2,230	1,074		968	2,336

	For the period January 1 to December 31, 2003
Allowance for uncollectible accounts receivable	2,044	878		692	2,230

	For the period December 20, to December 31, 2002
Allowance for uncollectible accounts receivable	1,719	325		—	2,044

	For the period January 1, to December 19, 2002
Allowance for uncollectible accounts receivable	1,798	575		653	1,719

EXHIBIT INDEX

Incorporated by reference
Exhibit No.	Description	Form	Filing Date
2.1	Recapitalization Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., the stockholders of The Brickman Group, Ltd. signatories thereto, Brickman Group Holdings, Inc. and CIVC Sidecar Fund, L.P.	S-4	January 31, 2003

3.1	The Brickman Group, Ltd. Certificate of Amended and Restated Certificate of Incorporation	S-4	January 31, 2003

3.1.1	Certificate of Amendment to Certificate of Incorporation effective July 31, 2003	10-Q	August 8, 2003

3.2	The Brickman Group, Ltd. By-Laws	S-4	January 31, 2003

4.1	Indenture, dated as of December 20, 2002 between The Brickman Group, Ltd., the Guarantors named therein and Bank One, N.A., as Trustee	S-4	January 31, 2003

4.3	Form of $150,000,000 The Brickman Group, Ltd. 11 3/4% Senior Subordinated Notes due 2009 issued in the 2003 Exchange Offer	S-4	January 31, 2003

4.4	Form of Guaranty issued by the Guarantors of the 11 3/4% Senior Subordinated Notes due 2009	S-4	January 31, 2003

10.1	Registration Rights Agreement dated as of December 20, 2002 by and among The Brickman Group, Ltd. as Issuer, the guarantors of The Brickman Group, Ltd. signatory thereto, and CIBC World Markets Corp. and Lehman Brothers Inc. as Initial Purchasers	S-4	January 31, 2003

10.2	Credit Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., the guarantors party thereto, the lenders party thereto and Antares Capital Corporation, as agent	S-4	January 31, 2003

10.3	Borrower Security Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd. and Antares Capital Corporation	S-4	January 31, 2003

10.4	Indemnity Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., Brickman Group Holdings, Inc. and the stockholders of The Brickman Group, Ltd. signatories thereto	S-4	January 31, 2003

10.5	Employment Agreement, dated January 14, 1998, between The Brickman Group, Ltd., Brickman Group Holdings Corp. and Scott Brickman	S-4	January 31, 2003

10.6	Form of letter to outside directors re compensation provided to Messrs. Neal and Schreiber	S-4	January 31, 2003

10.7.1	Third Amendment to Lease Agreement, dated as of January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding property located in Langhorne, Pennsylvania	10-Q	May 11, 2004

10.8.1	Third Amendment to Lease Agreement, dated as of January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding property located in Long Grove, Illinois	10-Q	May 11, 2004

Incorporated by reference
Exhibit No.	Description	Form	Filing Date
10.9.1	Third Amendment to Lease Agreement, dated as of January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding property located in St. Louis, Missouri	10-Q	May 11, 2004

10.11	Brickman Group Holdings Corp. 10.65% Junior Subordinated Note due January 31, 2007 in the principal sum of $5,000,000 issued to Theodore W. Brickman, Jr. on behalf of himself, Sally B. Brickman, Steven G. Brickman, Scott W. Brickman, Julie B. Carr and Susan B. McGrath	S-4	January 31, 2003

10.12	Confidentiality and Non-Competition Agreement, dated as of July 31, 1998, by and among The Brickman Group, Ltd. and Jeffrey R. Herold	S-4	January 31, 2003

10.13	Form of Confidentiality and Non-Competition Agreement between The Brickman Group, Ltd. and certain executive officers including Messrs. Silcox and Hjelle	S-4	January 31, 2003

10.15	Agreement, dated January 7, 2004 by and among The Brickman Group, Ltd. and Mark A. Hjelle	10-K	March 30, 2004

10.16	Brickman Group Holdings, Inc. 2003 Employee Stock Option Plan	10-K	March 30, 2004

10.17	Brickman Group Holdings, Inc. Management Redemption Plan For Management Stockholders	10-K	March 30, 2004

10.18	Form of Stock Option Award Agreement	10-K	March 30, 2004

10.19	Amendment to Credit Agreement dated as of April 16, 2004 among The Brickman Group, Ltd. and AntaresCapital Corporation, as Administrative Agent and General Electric Capital Corporation as Syndication Agent and LaSalle Bank National Association as Documentation Agent and Harris Trust and Saving Bank as Co-Agent	10-Q	April 20, 2004

10.20	Credit Agreement dated as of April 16, 2004 by and among Brickman Group Holdings, Inc. as Borrower, Antares Capital Corporation for itself and as Agent for all Lenders and the other financial institutions party hereto as Lenders	10-Q	April 20, 2004

10.21	Amended and Restated Employment Agreement, dated April 12, 2004 between The Brickman Group, Ltd., Brickman Group Holdings, Inc. and Scott Brickman	10-Q	May 11, 2004

10.22	Lease Agreement, dated as of September 26, 2003, by and among Pettit Commercial Properties, LLC and The Brickman Group, Ltd. regarding property located in Gaithersburg, Maryland	8-K	November 5, 2004

10.23	Promissory Note, dated January 31 2005, by and among Jeffrey R. Herold and Catherine Herold in favor of The Brickman Group, Ltd.	8-K	February 2, 2005

12.1*	Statement Regarding Computation of Ratios

21.1	Subsidiaries of the Registrant	S-4	January 31, 2003

31.1*	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by reference
Exhibit No.	Description	Form	Filing Date
31.2*	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith