Form 10-Q
period 2005-03-31
BRICKMAN GROUP LTD
filed 2005-05-12
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐  **

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

BALANCE SHEETS

(dollars in thousands except for share data)

	December 31, 2004	(Unaudited) March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,339	$16,748
Accounts receivable, net of allowance for doubtful accounts	39,985	34,070
Unbilled revenue	5,804	10,234
Deferred tax asset	6,607	6,804
Other current assets	5,060	6,705

Total current assets	68,795	74,561
Property and equipment, net of accumulated depreciation	29,982	32,875
Deferred tax asset	1,416	2,057
Deferred charges, net of accumulated amortization	6,829	6,468
Intangible assets, net of accumulated amortization	84,686	80,560
Goodwill	32,663	32,663
Restricted investments and other assets	1,250	1,876

Total	$225,621	$231,060

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,937	$13,879
Deferred revenue	3,441	10,225
Long-term debt - current portion	7,091	7,534
Accrued interest	740	5,141
Accrued expenses	18,546	21,643

Total current liabilities	43,755	58,422
Long-term debt and other liabilities
Long-term debt	178,364	176,148
Other liabilities	3,495	3,642

Total liabilities	225,614	238,212

Commitments and contingencies

Shareholder’s equity (deficit):
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both periods	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both periods	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both periods	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both periods	1	1
Paid-in capital	187,665	185,725
Retained earnings (accumulated deficit)	3,336	(1,883)
Continuing shareholder’s basis adjustment	(191,000)	(191,000)

Total shareholder’s equity (deficit)	7	(7,152)

Total liabilities and shareholder’s equity (deficit)	$225,621	$231,060

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	For the three months ended March 31,
	2004	2005
Net service revenues	$70,399	$91,861
Cost of services provided	54,390	72,015

Gross profit	16,009	19,846
General and administrative expenses	15,277	17,858
Amortization expense	5,145	4,465

Loss from operations	(4,413)	(2,477)
Interest expense	4,963	5,002

Loss before income taxes	(9,376)	(7,479)
Income tax benefit	(3,750)	(2,992)

Net loss	$(5,626)	$(4,487)

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(5,626)	$(4,487)
Adjustments to reconcile net loss to net change in cash from operating activities:
Depreciation	2,578	3,119
Amortization	5,145	4,465
Deferred taxes	(900)	(838)
Provision for doubtful accounts	100	905
Loss on disposal of assets	38	216
Changes in operating assets and liabilities, net of businesses acquired	13,628	13,202

Net change in cash from operating activities	14,963	16,582

Cash flows from investing activities:
Purchase of property and equipment	(4,081)	(6,291)
Cost of acquired businesses	(4,809)	—
Proceeds from sale of property and equipment	224	63
Loan to executive	—	(500)

Net change in cash from investing activities	(8,666)	(6,728)

Cash flows from financing activities:
Distributions to Brickman Group Holdings, Inc.	(445)	(2,672)
Payments on long-term debt	(6,083)	(1,773)

Net change in cash from financing activities	(6,528)	(4,445)

Net change in cash	(231)	5,409

Cash, beginning of period	15,929	11,339

Cash, end of period	$15,698	$16,748

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

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

These financial statements have been prepared by management, are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited financial statements for the period from January 1, 2002 to December 19, 2002, the period from December 20, 2002 to December 31, 2002, and the years ended December 31, 2003 and 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and amortization, are not significantly impacted by business seasonality.

Use of Estimates

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

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

Recent Accounting Pronouncements:

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment Compensation (“FAS 123(R)”). FAS 123(R) revised FASB Statement No. 123, Shared-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company must adopt FAS 123(R) as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The Company is currently assessing the impact this pronouncement will have on its financial position, results of operations and cash flows.

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act includes numerous provisions that may affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt and tax shelter disclosure penalties. In December 2004, the FASB issued a FASB Staff Position (“FSP”) regarding the accounting implications of the Act related to the deduction for qualified domestic productions activities (“FSP 109-1”). This guidance applies to financial statements for periods ending after the date the Jobs Creation Act was enacted. The Company is still evaluating the impact of the Jobs Creation Act and related FASB pronouncement on its financial position, results of operations and cash flows.

3. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2004	March 31, 2005
Accounts receivable	$42,321	$37,143
Allowance for doubtful accounts	(2,336)	(3,073)

Accounts receivable, net	$39,985	$34,070

Accounts receivable amounts include retention on incomplete projects that will be completed within one year of $454 at December 31, 2004, and $403 at March 31, 2005. All other amounts are due currently.

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

4. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2004	March 31, 2005
Payroll-related accruals	$8,292	$9,497
Self-insurance reserves	8,014	8,304
Other	2,240	3,842

Total accrued expenses	$18,546	$21,643

5. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2004	March 31, 2005
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior bank facility, due 2008 bearing interest at rates varying from 5.77% to 6.38% in 2005	35,455	33,682

Total long-term debt	$185,455	$183,682
Less:
Current portion	(7,091)	(7,534)

Long-term debt, net	$178,364	$176,148

As of March 31, 2005, there was no balance outstanding on the Company’s revolving portion of its senior credit facility. The term loan portion of the senior credit facility was fixed on LIBOR contracts maturing in June and September of 2005 at a rates varying from 5.77% to 6.38%.

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

	For the three months ended March 31,
	2004	2005
Net loss, as reported	$(5,626)	$(4,487)
Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	18	54

Pro forma net income	$(5,644)	$(4,541)

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

6. Stock-based Compensation, continued:

Options granted in 2003 have an exercise price of $1,000 per share, vest over 5 years, are exercisable through March 30, 2013, and have a weighted average remaining life of 9.25 years. Options granted in 2004 have an exercise price of $1,200 per share, vest over 5 years, are exercisable through May 30, 2014, and have a weighted average remaining life of 9.42 years. Shares available for future grants under the Option Plan amounted to 5,371 shares at December 31, 2003 and 3,270 shares at December 31, 2004. The Black-Scholes valuation model was used to establish the fair value of the options. Risk free rates of 3.8% and 3.7% at the date of grant were assumed in 2003 and 2004 respectively. No volatility factor was used in the valuation since Holdings stock is not traded publicly. The expected option term was assumed to be the vesting period of 5 years.

7. Related Party Transactions:

The Company loaned an executive $500 in connection with the executive’s relocation to the Company’s corporate headquarters. The note is a non-interest bearing loan to be forgiven on an annual basis over the next ten years contingent upon the executive’s continued employment with the Company. The loan is secured by the executive’s primary residence.

In the three months ended March 31, 2005, the Company made distributions to our parent company, Brickman Group Holdings, Inc., totaling $2.7 million. The distributions to our parent company consisted of a distribution for debt service totaling $1.9 million, and distributions to fund parent company stock redemptions from terminated employees totaling $0.8 million. In the three months ended March 31, 2004, the Company made distributions to our parent company, Brickman Group Holdings, Inc., totaling $0.5 million to fund parent company stock redemptions from terminated employees.

THE BRICKMAN GROUP, LTD.

Notes to Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

8. Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle collision and liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation, vehicle collision and liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured at levels considered prudent by management. The Company’s accrual for unpaid and incurred but not reported claims under these programs were $8,304 and $8,014 at March 31, 2005 and December 31, 2004, respectively and is included with accrued expenses in the accompanying Balance Sheets in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of March 31, 2005 that have not already been disclosed.

9. Subsequent Event:

On April 1, 2005, the Company acquired all of the outstanding stock of a Michigan landscaping company in a merger transaction for cash and shares of Brickman Group Holdings, Inc. (the Company’s parent) stock valued at $11.6 million in the aggregate. The principal shareholder of the Michigan landscaping company at the time of the acquisition is also a shareholder of the Company’s parent.

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

Overview

We are one of the largest providers of commercial landscape services in the United States, serving commercial properties in 23 states. We were founded in 1939 and have been continually managed by members of the Brickman family.

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

Results of Operations

The following table for the three month periods ended March 31, 2004 and 2005 depicts costs as a percentage of revenue.

	Three Months Ended March 31,
	2004	2005
Net Service revenue	100%	100%
Cost of service	77%	78%
Gross profit	23%	22%
General and administrative expenses	22%	19%
Amortization	7%	5%
Loss from operations	-6%	-2%
Interest expense	7%	6%
Loss before taxes	-13%	-8%
Income tax provision	-5%	-3%
Net loss	-8%	-5%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue. Revenue for the three months ended March 31, 2005 increased $21.5 million, or 30.5%, to $91.9 million from $70.4 million for the same period in 2004. The increase was driven by increases in snow removal revenue of $14.7 million or 51.5% and landscape maintenance services revenue of $7.1 million or 19.1%, offset in part by a $0.3 million decrease in design build services revenue. The increase in snow removal revenues was primarily the result of greater snowfall amounts in many of our markets in 2005 compared to 2004. The increase in maintenance revenues was primarily the result of new contract sales.

Gross profit. Gross profit for the three months ended March 31, 2005 increased $3.8 million, or 24.0%, to $19.8 million from $16.0 million for the same period in 2004. The increase in gross profit resulted from the increase in snow removal and landscape maintenance activities described above. Gross margin (gross profit as a percent of revenue) decreased to 21.6% for the three months ended March 31, 2005 from 22.7% for the same period in 2004. The decrease was the result of a greater percentage of revenue from lower margin snow removal services in 2005 (47.2%) as compared to 2004 (40.7%).

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 increased $2.6 million, or 16.9%, to $17.9 million from $15.3 million for the same period in 2004. General and administrative expenses as a percentage of revenue decreased to 19.4% for the three months ended March 31, 2005 from 21.7% for the three months ended March 31, 2004 primarily as a result of leveraging higher general and administrative expenses to a larger increase in revenue from snow removal and landscape maintenance revenue in the three months ended March 31, 2005 compared to the same period in 2004.

Amortization expense. Amortization expense decreased for the three months ended March 31, 2005 by $0.6 million to $4.5 million from $5.1 million for the same period in 2004. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships are being amortized on an accelerated basis over their useful lives of 1 to 14 years.

Loss from operations. Loss from operations decreased for the three months ended March 31, 2005 by $1.9 million to $2.5 million from $4.4 million for the same period in 2004. The increase in gross profit from snow removal and landscape maintenance activities, described above, was principally responsible for the decrease.

Interest expense. Interest expense was $5.0 million for the three months ended March 31, 2005 unchanged from the three months ended March 31, 2004. Average debt outstanding decreased to $184.6 million at March 31, 2005 from $192.5 million at March 31, 2004. The weighted average rate of interest on the borrowings increased to 10.8% for the three months ended March 31, 2005 from 10.3% for the same period in 2004.

Income taxes. An income tax benefit was recorded for the three months ended March 31, 2005 and 2004 at the same effective rate of 40.0%, the expected effective rate for 2005. This rate differs from the federal statutory rate of 35% primarily due to state taxes. We expect to generate taxable income for the year ended December 31, 2005 and therefore believe the recoverability of the benefit recorded is probable.

Net loss. Net loss decreased for the three months ended March 31, 2005 by $1.1 million to $4.5 million from $5.6 million for the same period in 2004.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the three month periods ended March 31, 2005 and 2004, cash provided by operating activities was $16.6 million and $15.0 million, respectively. The increase is primarily attributed to improved operating results.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $6.3 million and $4.1 million, for the three months ended March 31, 2005 and 2004, respectively. The increase in capital expenditures is attributable to new equipment necessary to support strong new sales.

In the three months ended March 31, 2005, net cash used in financing activities was $4.5 million, consisting of debt repayments of $1.8 million, and distributions to our parent company, Brickman Group Holdings, Inc., totaling $2.7 million. The distributions to our parent company consisted of a distribution for debt service totaling $1.9 million, and distributions to fund parent company stock redemptions from terminated employees totaling $0.8 million. In the three months ended March 31, 2004, net cash used in financing activities was $6.5 million, primarily consisting of debt repayments of $6.1 million, including a voluntary prepayment of $5.0 million.

As of March 31, 2005, we had no balance outstanding on the $30.0 million revolving portion of our senior credit facility and the term loan portion of our senior credit facility was fixed on a 180-day LIBOR contracts expiring in June and September of 2005 at rates varying from 5.77% to 6.38%. As of March 31, 2005, availability on the revolving credit facility, after deducting outstanding letters of credit, was $24.3 million.

In April 2004, our parent company, Brickman Group Holdings, Inc. borrowed $45.0 million from a group of lenders. The loan initially bears interest at 5.5% over LIBOR, which is subject to reduction based on our consolidated leverage ratio, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. Principal is due on the note as follows: $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009.

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

Seasonality

Our landscape business is seasonal. Losses generally occur in the first quarter since, in most of our markets, there is very little landscape revenue to be recognized, however fixed costs (e.g., management and supervisory salaries and benefits, rent, amortization, depreciation) continue.

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in our financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and our financial position. Our significant accounting policies are more fully described in the notes to the 2004 Form 10-K. Certain accounting policies, however, are considered to be critical in that they are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Net Service Revenues: We perform landscape maintenance, landscape construction and enhancement, and snow removal services. Revenue is recognized based upon the service provided and the contract terms.

Landscape maintenance:

We generally provide landscape maintenance services under annual contracts. We recognize revenue for these services as follows: each month, we divide the actual labor, material, and subcontractor costs estimated incurred on each contract by the total labor, material, and subcontractor costs estimated to be incurred to complete the contract. The resulting ratio is multiplied by the contract price and the difference between this product and the revenue previously recognized on the contract is recognized as revenue in the month. In the event estimated total contract costs exceed total contract price, the estimated loss on the contract is accrued in the period in which the loss is identified.

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

Snow Removal:

We generally provide snow removal services are under time and material contracts. We recognize revenue for these services in the period in which the services are performed.

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

Our insurance programs for general liability, vehicle collision and liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured at levels considered reasonable by management. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2004 and March 31, 2005 was $8.0 million and $8.3 million, respectively and is included in accrued expenses in the accompanying Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments, in management’s opinion recorded accruals are adequate to cover these claims.

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

In October 2004, Congress passed the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). The Jobs Creation Act includes numerous provisions that may affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt and tax shelter disclosure penalties. In December 2004, the FASB issued a FASB Staff Position (“FSP”) regarding the accounting implications of the Act related to the deduction for qualified domestic productions activities (“FSP 109-1”). This guidance applies to financial statements for periods ending after the date the Jobs Creation Act was enacted. We are still evaluating the impact of the Jobs Creation Act and related FASB pronouncement on our financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K filed March 30, 2005.

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

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to litigation. Generally, such litigation involves claims for personal injury and property damage incurred in connection with operations. We are not currently involved in any litigation that we believe is likely to have a material adverse effect on our financial condition, results of operations or cash flows arising in the normal course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
4.5	Supplemental Indenture, dated as of April 1, 2005, among Brickman Group, LLC, The Brickman Group, Ltd. and J.P. Morgan Trust Company, National Association.

10.24	Agreement and Plan of Merger by and among Brickman Group Holdings, Inc., Brickman Group, LLC, and Brickman Acquisitions Ltd. and the shareholders of Brickman Acquisitions Ltd. dated April 1, 2005.

31.1	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles B. Silcox, Chief Financial Officer, and Scott W. Brickman, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

The Brickman Group, Ltd.
(Registrant)

Date: May 12, 2005

/s/ Charles B. Silcox
	Name:	Charles B. Silcox
	Title:	Chief Financial Officer
Principal Financial and Principal Accounting Officer