Form 10-Q
period 2005-09-30
BRICKMAN GROUP LTD
filed 2005-11-14
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for share data)

	December 31, 2004	(Unaudited) September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,339	$376
Accounts receivable, net of allowance for doubtful accounts	39,985	42,847
Unbilled revenue	5,804	28,292
Deferred tax asset	6,607	7,380
Other current assets	5,060	2,360

Total current assets	68,795	81,255
Property and equipment, net of accumulated depreciation	29,982	40,550
Deferred tax asset	1,416	3,569
Deferred charges, net of accumulated amortization	6,829	5,751
Intangible assets, net of accumulated amortization	84,686	75,291
Goodwill	32,663	41,666
Restricted investments and other assets	1,250	2,306

Total	$225,621	$250,388

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$13,937	$11,834
Deferred revenue	3,441	9,649
Revolving credit	—	3,000
Long-term debt - current portion	7,091	8,420
Accrued interest	740	5,140
Accrued expenses	18,546	26,939

Total current liabilities	43,755	64,982
Long-term debt and other liabilities
Long-term debt	178,364	172,603
Other liabilities	3,495	3,992

Total liabilities	225,614	241,577

Commitments and contingencies

Shareholder’s equity:
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both periods	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both periods	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both periods	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both periods	1	1
Paid-in capital	187,665	190,924
Retained earnings	3,336	8,881
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholder’s equity	7	8,811

Total liabilities and shareholder’s equity	$225,621	$250,388

The accompanying notes and the notes to the company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Net service revenues	$102,510	$114,114	$292,737	$343,202
Cost of services provided	66,050	75,452	199,019	237,941

Gross profit	36,460	38,662	93,718	105,261
General and administrative expenses	16,424	19,778	50,593	57,470
Amortization expense	5,241	4,620	15,627	13,704

Income from operations	14,795	14,264	27,498	34,087
Interest expense	4,990	5,016	14,860	15,010

Income before income taxes	9,805	9,248	12,638	19,077
Income tax provision	3,962	3,887	5,123	7,917

Net income	$5,843	$5,361	$7,515	$11,160

The accompanying notes and the notes to the company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the nine months ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$7,515	$11,160
Adjustments to reconcile net income to net change in cash from operating activities:
Depreciation	8,498	10,483
Amortization	15,627	13,704
Deferred taxes	(2,432)	(3,941)
Provision for doubtful accounts	616	1,047
Loss on disposal of assets	1,040	9
Changes in operating assets and liabilities, net of businesses acquired	(7,557)	(7,042)

Net change in cash from operating activities	23,307	25,420

Cash flows from investing activities:
Purchase of property and equipment	(14,335)	(21,880)
Cost of acquired businesses	(4,820)	(6,578)
Proceeds from sale of property and equipment	548	1,562
Loan to executive	—	(500)

Net change in cash from investing activities	(18,607)	(27,396)

Cash flows from financing activities:
Proceeds from borrowings	—	3,000
Distributions to Brickman Group Holdings, Inc.	(7,611)	(7,555)
Payments on long-term debt	(7,583)	(4,432)

Net change in cash from financing activities	(15,194)	(8,987)

Net change in cash	(10,494)	(10,963)

Cash, beginning of period	15,929	11,339

Cash, end of period	$5,435	$376

The accompanying notes and the notes to the company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

1. Business:

The Brickman Group, Ltd. (the “Company”) performs landscape maintenance, landscape construction and enhancement, and snow removal services for commercial customers in major metropolitan areas in 25 states throughout the United States. Landscape maintenance services are generally provided under cancelable contracts ranging from 1 to 8 years in length. The Company provides these services to a diverse set of customers with one or more sites, including regional and national commercial, retail, and industrial property owners, corporations, residential communities, schools and universities, hotels, hospitals, and municipal facilities. Services include grass mowing, planting and maintaining flower beds, tree and shrub pruning, bed edging, controlling weed and pests, fertilizing, installing and maintaining irrigation systems, planting of grass, groundcovers, shrubs and trees, grading, and removing snow and ice.

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

Recent Accounting Pronouncements:

In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment Compensation (“FAS 123(R)”). FAS 123(R) revised FASB Statement No. 123, Shared-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company must adopt FAS 123(R) as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The Company will use the modified prospective method in which compensation expense for all unvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. The Company believes that the impact of adoption will be material to its financial position, results of operations and cash flows.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

2. Summary of Significant Accounting Policies, continued:

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company has made no changes in the accounting principles for which transition provisions were not prescribed, and therefore does not anticipate that this pronouncement will affect the Company’s financial statements.

3. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2004	September 30, 2005
Accounts receivable	$42,321	$45,660
Allowance for doubtful accounts	(2,336)	(2,813)

Accounts receivable, net	$39,985	$42,847

Accounts receivable amounts include retention on incomplete projects that will be completed within one year of $454 at December 31, 2004, and $346 at September 30, 2005. All other amounts are due currently.

4. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2004	September 30, 2005
Payroll-related accruals	$8,292	$7,993
Self-insurance reserves	8,014	8,557
Accrued income taxes	—	5,899
Other	2,240	4,490

Total accrued expenses	$18,546	$26,939

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

5. Long-term Debt:

Long-term debt consists of the following:

	December 31, 2004	September 30, 2005
11.75% Senior subordinated notes due 2009	$150,000	$150,000
Senior credit facility, due 2008 bearing interest at 5.66% for the remainder of 2005	35,455	31,023

Total long-term debt	$185,455	$181,023
Less:
Current portion	(7,091)	(8,420)

Long-term debt, net	$178,364	$172,603

As of September 30, 2005, there was $3,000 outstanding on the revolving portion of the Company’s senior credit facility that bears interest at 7.5%. The term loan portion of the senior credit facility was fixed on a 5.66% LIBOR contract maturing in December of 2005.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Net income, as reported	$5,843	$5,361	$7,515	$11,160

Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	(54)	(49)	(99)	(156)

Pro forma net income	$5,789	$5,312	$7,416	$11,004

Options granted in 2003 through 2005 have exercise prices of $1,000 to $1,650 per share, vest over 5 years, are exercisable through the periods ending between March 30, 2013 and June 15, 2015 and have weighted average remaining lives of between 7.49 years and 9.71 years. Shares available for future grants under the Brickman Group Holdings, Inc. Option Plan amounted to 5,371 shares at December 31, 2003 and 3,270 shares at December 31, 2004. The Black-Scholes valuation model was used to establish the fair value of the options. Risk free rates of 3.8%, 3.7% and 3.9% at the date of grant were assumed in 2003, 2004 and 2005, respectively. No volatility factor was used in the valuation since Brickman Group Holdings, Inc. stock is not traded publicly. The expected option term was assumed to be the vesting period of 5 years.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

7. Related Party Transactions:

In the nine months ended September 30, 2005, the Company made distributions to its parent company, Brickman Group Holdings, Inc. (“Holdings”), totaling $7,555. These distributions consisted of a distribution used by Holdings to fund debt service totaling $5,863, distributions to fund redemptions of Holdings stock from terminated employees totaling $1,654 and reimbursement of $38 for Holdings expenses. In the nine months ended September 30, 2004, the Company made distributions to Holdings totaling $7,611. The distributions to Holdings consisted of a distribution of $5,000 in connection with a financing transaction in which Holdings Common L Stock was redeemed and a dividend paid to Holdings’ Common A stockholders, a distribution used by Holdings to fund debt service totaling $1,779, and distributions to fund redemptions of Holdings’ stock from terminated employees totaling $832.

In April 2005, the Company acquired all of the outstanding stock of a Michigan landscaping company in a merger transaction for cash and shares of Holdings stock valued at $11,600 in the aggregate (see Acquisitions footnote 9). The principal selling shareholder of the Michigan landscaping company is a member of the Brickman family, which holds a controlling interest in the Company.

The Company loaned an executive $500 in connection with the executive’s relocation to the Company’s corporate headquarters. The note is a non-interest bearing loan to be forgiven on an annual pro rata basis over the next ten years contingent upon the executive’s continued employment with the Company. The loan is secured by the executive’s primary residence.

8. Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers compensation, vehicle liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured at levels considered prudent by management. The Company’s accrual for unpaid and incurred but not reported claims under these programs were $8,014 and $8,557 at December 31, 2004 and September 30, 2005, respectively, and is included in accrued expenses in the accompanying Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of September 30, 2005 that have not already been disclosed.

9. Acquisitions:

In April 2005, the Company purchased all of the outstanding stock of a Michigan based landscaping company in a merger transaction for cash and shares of the Company’s parent, which were contributed by the parent for the transaction. The transaction was accounted for in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The purchase price was allocated to the estimated fair market value of tangible assets acquired, contracts with an estimated duration of 1 to 14 years, and the remaining value was assigned to goodwill. The allocation of goodwill was increased $1,283 as a result of purchase price adjustments in the three month period ended September 30, 2005. The weighted average amortization period for the contracts acquired was 4.7 years and amortization expense is anticipated to be $468 in 2005, $542 in 2006, $446 in 2007, $367 in 2008, $302 in 2009 and $1,175 thereafter.

The contracts were classified as intangible assets in the Consolidated Balance Sheets. Results of operations of the acquired business were included in the Consolidated Statements of Operations from the date of acquisition.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

A summary of this acquisition follows:

Cash	$6,400
Stock of parent company	5,200
Transactions costs	178

Purchase price allocated	$11,778

Fair value of net tangible assets acquired:
Accounts receivable, net of allowance	915
Unbilled revenue	75
Current deferred tax asset	230
Property and equipment acquired	742
Current liabilities	(1,242)
Deferred tax liability	(1,245)

Net tangible assets acquired	(525)
Intangible assets acquired	3,300

Goodwill acquired	$9,003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and our management’s beliefs and assumptions. Forward-looking statements in this report include, but are not limited to: (1) statements regarding our belief that our internal cash flows and borrowings under our credit facility will provide us sufficient liquidity and capital resources and (2) statements regarding management’s expectation that various items would not reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows. We caution readers that all forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks including, but not limited to, risks associated with the uncertainty of future financial results, acquisitions and dispositions, additional financing requirements, increased labor costs, increased fuel costs, loss of customers, ability to manage growth, the seasonal demand for our services and varying weather conditions, the effect of competitive services on pricing, reliance on key management personnel, the effect of changes in government regulations and immigration law, the outcome of legal proceedings and a variety of other factors. Due to these and other uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. All forward-looking statements are subject to the safe harbor protections created by the Private Securities Litigation Reform Act of 1995. For further information on these and other risks, see the “Risk Factors” section of our S-4 Registration Statement filed with the Securities and Exchange Commission on June 11, 2003, as well as our other filings with the Securities and Exchange Commission. We assume no obligation to update publicly our forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are one of the largest providers of commercial landscape services in the United States, serving commercial properties in 25 states. We were founded in 1939 and have been continually managed by members of the Brickman family.

We provide landscape maintenance services, including grass mowing, planting and maintaining flower beds, tree and shrub pruning, bed edging, controlling weed and pests, fertilizing, installing and maintaining irrigation systems, planting of grass, groundcovers, shrubs and trees, grading, and removing snow and ice. The vast majority of our customers use our services at more than one property and include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

Results of Operations

The following table for the three month and nine month periods ended September 30, 2004 and 2005 depicts costs as a percentage of revenue.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Net Service revenue	100%	100%	100%	100%
Cost of service	64%	66%	68%	69%

Gross profit	36%	34%	32%	31%
General and administrative expenses	16%	17%	17%	17%
Amortization	5%	4%	5%	4%

Income from operations	15%	13%	10%	10%
Interest expense	5%	5%	5%	5%

Income before taxes	10%	8%	5%	5%
Income tax provision	4%	3%	2%	2%

Net income	6%	5%	3%	3%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue. Revenue for the three months ended September 30, 2005 increased $11.6 million, or 11.3%, to $114.1 million from $102.5 million for the same period in 2004. Landscape maintenance revenue was the largest component accounting for 93.3% of total revenue for the three months ended September 30, 2005. The increase was primarily driven by an increase in landscape maintenance services revenue of $12.4 million or 13.2%, offset in part by a $0.8 million decrease in design build services revenue. The increase in maintenance revenues was the result of new contract sales and acquisitions. Excluding acquisitions, third quarter 2005 revenues increased $6.8 million or 6.6% from the third quarter 2004.

Gross profit. Gross profit for the three months ended September 30, 2005 increased $2.2 million, or 6.0%, to $38.7 million from $36.5 million for the same period in 2004. The increase in gross profit resulted primarily from the increase in landscape maintenance activities described above. Gross margin (gross profit as a percent of revenue) of 33.9% for the three months ended September 30, 2005 was down from 35.6% for the same period in 2004 primarily as a result of increases in fuel-related costs.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2005 increased $3.4 million, or 20.4%, to $19.8 million from $16.4 million for the same period in 2004 primarily as a result of an increase in supervisory and administrative staff to support anticipated higher revenues. General and administrative expenses as a percentage of revenue increased to 17.3% for the three months ended September 30, 2005 from 16.0% for the three months ended September 30, 2004, primarily as a result of general and administrative expenses increasing at a faster rate than revenue in the three months ended September 30, 2005 compared to the same period in 2004.

Amortization expense. Amortization expense decreased for the three months ended September 30, 2005 by $0.6 million to $4.6 million from $5.2 million for the same period in 2004. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships are being amortized on an accelerated basis over their useful lives of 1 to 14 years.

Income from operations. Income from operations decreased for the three months ended September 30, 2005 by $0.5 million to $14.3 million from $14.8 million for the same period in 2004. The increase in fuel-related costs and general and administrative, described above, was principally responsible for the decrease.

Interest expense. Interest expense was unchanged at $5.0 million for both periods. Average debt outstanding increased to $191.7 million in the third quarter of 2005 from $191.1 million in the third quarter of 2004. The weighted average rate of interest on borrowings increased to 10.5% for the three months ended September 30, 2005 from 10.4% for the same period in 2004.

Income taxes. An income tax provision was recorded for the three months ended September 30, 2005 at an effective rate of 42%, as compared to an effective rate of 40% for the same period in 2004. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. Net income decreased for the three months ended September 30, 2005 by $0.4 million to $5.4 million from $5.8 million for the same period in 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005

Revenue. Revenue for the nine months ended September 30, 2005 increased by $50.5 million, or 17.2%, to $343.2 million from $292.7 million for the same period in 2004. The increase was driven by a $36.6 million increase in landscape maintenance revenue, and a $15.5 million increase in snow removal revenue, offset in part by a $1.6 million decrease in design/build revenue. Landscape maintenance revenue was the largest component of revenues accounting for 81.3% of total revenue for the nine months ended September 30, 2005. The increase in maintenance revenues was the result of strong new maintenance sales and acquisitions in the fourth quarter of 2004 and the second quarter of 2005. Excluding acquisitions, revenues for the first nine months of 2005 increased $39.5 million or 13.5% compared to the first nine months of 2004. The decrease in design/build revenue reflected lower revenue in this service offering which can fluctuate from period to period based on the timing of projects. The increase in snow removal revenues was primarily the result of greater snowfall amounts in many of our markets in 2005 compared to 2004.

Gross profit. Gross profit for the nine months ended September 30, 2005 increased by $11.5 million, or 12.3%, to $105.3 million from $93.7 million for the same period in 2004. The increase in gross profit was the result of the additional landscape maintenance and snow removal volume described above. Gross margin (gross profit as a percent of revenue) decreased from 32.0% for the nine months ended September 30, 2004 to 30.7% for the same period in 2005. The decrease was the result of an increase in fuel-related costs and a service mix with a greater percentage of revenue from lower margin snow removal services in 2005 (12.9% of total revenue) as compared to 2004 (9.8% of total revenue).

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2005 increased $6.9 million or 13.6% to $57.5 million from $50.6 million for the same period in 2004 primarily as a result of an increase in supervisory and administrative staff to support anticipated higher revenues. General and administrative expenses as a percentage of revenue decreased to 16.7% for the nine months ended September 30, 2005 from 17.3% for the nine months ended September 30, 2004 primarily as a result of revenue increasing at a faster rate than general and administrative expenses in the nine months ended September 30, 2005 compared to the same period in 2004. In 2004, general and administrative expenses included a one time charge to write-off $1.2 million in capitalized software licenses and development costs and system specific hardware associated with the implementation of a new computer system that was discontinued in June 2004. Without the write-off general and administrative expenses as a percentage of revenue would have been 16.9%.

Amortization expense. Amortization expense decreased for the nine months ended September 30, 2005 by $1.9 million to $13.7 million from $15.6 million for the same period in 2004. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the nine months ended September 30, 2005 increased $6.6 million to $34.1 million from $27.5 million for the same period in 2004. Additional gross profit from increased landscape maintenance and snow removal revenue volume described above was principally responsible for the increase.

Interest expense. Interest expense for the nine months ended September 30, 2005 increased $0.1 million to $15.0 million from $14.9 million for the same period in 2004. Average debt outstanding decreased to $184.7 million during the nine months ended September 30, 2005 from $191.7 million during the nine months ended September 30, 2004 as a result of scheduled payments of bank debt during the period. The weighted average rate of interest on borrowings increased to 10.8% for the nine months ended September 30, 2005 from 10.3% for the same period in 2004.

Income taxes. An income tax provision was recorded for the nine months ended September 30, 2005 at an effective rate of 41.5%, which approximates the expected effective rate for the year ended December 31, 2005. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. Net income of $11.2 million for the nine months ended September 30, 2005 represented an increase of $3.7 million from net income of $7.5 million in the same period in 2004. This increase is primarily a result of increased revenues.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the nine month periods ended September 30, 2005 and 2004, cash provided by operating activities was $25.4 million and $23.3 million, respectively. The increase is primarily attributed to higher net income.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $21.9 million and $14.3 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in capital expenditures is attributable to new equipment necessary to support strong new sales, the expansion of a program started in 2003 to reduce the replacement cycle for lawn mowing equipment from five years to two years and the acquisition of an airplane for executive travel.

In the nine months ended September 30, 2005, net cash used in financing activities was $9.0 million, consisting of draws on our revolver of $3.0 million offset by debt repayments of $4.4 million, and distributions to our parent company, Brickman Group Holdings, Inc., totaling $7.6 million. The distributions to our parent company consisted of a distribution used by our parent company to fund debt service totaling $5.9 million, and distributions to fund parent company stock redemptions from terminated employees totaling $1.7 million. In the nine months ended September 30, 2004, net cash used in financing activities was $15.2 million, primarily consisting of debt repayments of $7.6 million, including a voluntary prepayment of $5.0 million, and distributions to our parent company totaling $7.6 million.

As of September 30, 2005, we had $3.0 million outstanding on the $30.0 million revolving portion of our senior credit facility and the term loan portion of our senior credit facility was fixed on a 5.66% LIBOR contract expiring in December of 2005. As of September 30, 2005, availability on the revolving credit facility, after deducting outstanding letters of credit, was $20.4 million.

In April 2004, our parent company borrowed $45.0 million from a group of lenders. The loan initially had an interest rate of 5.5% over LIBOR, which was reduced based on our consolidated leverage ratio to 5.25% over LIBOR in April 2005. The loan amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. Principal is due on the note as follows: $4.5 million in 2005, $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009.

We believe that our internal cash flows and borrowings under the revolving portion of our credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including funding our operations, debt service and capital expenditures and making distributions to our parent company to enable it to meet its obligations under its loan described above. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they may mature, or to fund our liquidity needs, including making distributions to our parent company, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior subordinated notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Seasonality

Our landscape business is seasonal. Losses generally occur in the first quarter since, in many of our markets, although there is very little landscape revenue to be recognized, fixed costs (e.g., management and supervisory salaries and benefits, rent, amortization, depreciation) continue.

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures. During the three month period ended September 30, 2005, fuel price increases adversely affected our profitability. Fuel prices have fluctuated widely and have generally increased in recent years, including sharper increases in the three month period ended September 30, 2005. These price increases affect the cost of operating trucks, mowers and other power equipment. The fuel price increases also have an affect on cost of producing and shipping chemicals and materials used in our business. Typically, there is a delay in recovering increases in fuel prices through contract rate increases because most of our contracts renew annually or contain rate adjustments based on the Consumer Price Index that are only made annually.

Critical Accounting Policies

Certain of our accounting policies, as discussed below, require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in our financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and our financial position. Our significant accounting policies are more fully described in the notes to our 2004 Form 10-K. Certain accounting policies, however, are considered to be critical in that they are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Risk Management: We carry general liability, vehicle liability, workers compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

Our insurance programs for general liability, vehicle liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured at levels considered reasonable by management. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2004 and September 30, 2005 was $8.0 million and $8.6 million, respectively and is included in accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments, in management’s opinion recorded accruals are adequate to cover these claims.

Recent Accounting Pronouncements:

In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment Compensation (“FAS 123(R)”). FAS 123(R) revised FASB Statement No. 123, Shared-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We must adopt FAS 123(R) as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. We will use the modified prospective method in which compensation expense for all unvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. We believe that the impact of adoption will be material to our financial position, results of operations and cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We have made no changes in the accounting principles for which transition provisions were not prescribed, and therefore we do not anticipate that this pronouncement will affect our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K filed March 30, 2005.

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

Date: November 14, 2005
/s/ Charles B. Silcox
	Name:	Charles B. Silcox
	Title:	Chief Financial Officer
Principal Financial and Principal Accounting Officer