Form 10-K
period 2005-12-31
BRICKMAN GROUP LTD
filed 2006-03-24
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities

Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements that are based on current expectations, estimates and projections about the industry in which we operate and our management’s beliefs and assumptions. Forward-looking statements in this report include, but are not limited to: (1) statements regarding our belief that our internal cash flows and borrowings under our credit facility will provide us sufficient liquidity and capital resources, and (2) statements regarding management’s expectation that various items will not have a material adverse effect on our financial position, results of operations, or cash flows. We caution readers that all forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks and uncertainties including, but not limited to:

•	our ability to manage our growth;

•	the impact of potential acquisitions and dispositions;

•	additional financing requirements;

•	potential increased labor costs;

•	our reliance on key management personnel;

•	potential loss of customers;

•	weather conditions;

•	the effect of competitive services; and

•	the effect of changes in government regulations including immigration law.

Due to these and other uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. All forward-looking statements are subject to the safe harbor protections created by the Private Securities Litigation Reform Act of 1995. For further information on these and other risks, see the “Risk Factors” section of included herein as Item 1A, as well as our other filings with the Securities and Exchange Commission. We assume no obligation to update our forward-looking statements publicly, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

General

The Brickman Group, Ltd. is one of the largest providers of commercial landscape maintenance services in the United States serving commercial properties in 25 states. We were founded in 1939 and have been continually managed by members of the Brickman family.

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

We primarily provide landscape maintenance services through fixed fee contracts. The length of our maintenance contracts range between one and five years. Maintenance contract fees are normally paid over the course of the year. Work orders are also requested by our customers with landscape maintenance contracts to supplement the services they receive under their contract. Work order services we provide include seasonal color displays, holiday decorations, property improvements and enhancements, and repair of landscape damage.

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

We focus on establishing long-term relationships with our customers. Over the last five years, we have retained an average of approximately 88% of the revenue generated in the previous year from our maintenance contracts based on sales and marketing data. As a result, we have established many long- term customer relationships. We service customers with properties in 25 states. No customer represented more than 10% of our landscape maintenance revenue for the years ended December 31, 2005 and 2004.

Employees

As of December 31, 2005, we employed approximately 1,500 full-time salaried employees. We employed approximately 6,200 hourly employees at our 2005 seasonal peak. Our need for employees varies over the course of the year, increasing during the spring and summer and tapering off during the fall and winter months in our northern markets. Our primary source of seasonal hourly employees is our existing long-term work force, who often refer family and friends to us. Since 1998, we also have used a U.S. government program that provides H-2B temporary, non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets.

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

Regulatory and Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the employment of immigrants, workplace health and safety in the landscape services industry, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and local zoning regulations. Immigration laws require us to verify that our employees have legal status to work in the U.S. We are also subject to random inspections of our compliance with U.S. immigration laws by the Department of Homeland Security. Pursuant to their authority under the 1990 Clean Air Act, the Environmental Protection Agency has implemented regulations that limit the use of some types of gasoline-powered engines that emit high levels of hydrocarbons and other airborne pollutants, such as those produced by many lawnmowers. Across the country, a number of local governments have also passed noise pollution ordinances that prohibit or otherwise restrict the use of leaf blowers. In addition, several states require companies to have a landscape contractor’s license. To the extent we store our own supply of fuel for our equipment and fleet of vehicles, we are subject to federal and state laws that regulate bulk fuel storage tanks. We believe that we have all material required licenses to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our operations are also affected by local zoning regulations which, in drier climates, require improved water management techniques. The regulatory environment in which we operate could change significantly in the future. Our failure to comply with these laws and regulations could subject us to substantial fines and the loss of our licenses, and may also have a material adverse effect on our financial condition, the results of our operations and our cash flows.

ITEM 1A. RISK FACTORS

Our business can be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this report. Our business, financial condition, operating results, cash flows and/or future prospects could be materially and adversely affected by any of the following risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2005, we had total debt including accrued interest of $186.1 million. Our parent company, Brickman Group Holdings, Inc., has an additional $38.5 million of indebtedness. Our parent company is a holding company and as such will rely on our cash flow to service its debt obligations. Our substantial indebtedness could have important consequences to holders of our indebtedness and significant effects on our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

We expect to use cash flow from operations and borrowings under the revolving portion of our credit facility to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures and making distributions to our parent company to enable it to meet its debt service obligations. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior subordinated notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the indenture for our senior subordinated notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiary may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our senior subordinated notes and our senior credit facility do not fully prohibit us or our subsidiary from doing so. If new debt is added to our current debt levels, the risks that we now face relating to our substantial indebtedness could intensify.

The indenture for our senior subordinated notes, our senior credit facility and our recapitalization agreement restrict our ability to engage in some business and financial transactions.

The indenture for our senior subordinated notes and the credit agreement for our senior credit facility, among other things, restrict our ability and the ability of our subsidiary to, among other things:

•	incur more debt;

•	pay dividends and make distributions on or repurchase stock;

•	issue stock of subsidiaries;

•	make acquisitions, investments or capital expenditures;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	merge or consolidate; and

•	transfer and sell assets.

Our senior credit facility also contains a number of covenants that require us to meet specified financial ratios and financial tests and other covenants customary for senior credit facilities of this nature. Our ability to borrow under our senior credit facility depends upon compliance with these covenants. Events beyond our control could affect our ability to meet these covenants. We are currently in compliance with these covenants.

Our failure to comply with obligations under the indenture for our senior subordinated notes or our senior credit agreement may result in an event of default under the indenture or our senior credit facility. A default, if not cured or waived, may permit acceleration of this indebtedness and our other indebtedness. We may not have funds available to remedy these defaults. If our indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness and may not have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

The recapitalization agreement of our parent company contains covenants that limit our ability to, among other things: borrow money; pay dividends or purchase stock; increase compensation to executives unless approved by the compensation committee of the board of directors; issue common stock or securities convertible into common stock for less than their fair market value; make investments or acquire businesses; dispose of material assets outside of the ordinary course of business; enter into certain transactions with affiliates; and change the type of business we conduct.

We may face increased labor costs due to inability to re-employ seasonal employees or obtain the H-2B visas necessary to hire foreign workers.

The commercial landscape industry is labor intensive, and industry participants, including us, experience high turnover rates among hourly workers and competition for qualified supervisory personnel. In addition we, like many landscape service providers who conduct a portion of their operations in seasonal climates, employ a portion of our field personnel for only part of the year. This decreases our ability to maintain a stable, experienced work force in our seasonal markets. We recruit each year to fill staffing needs, and selectively utilize H-2B visas to enable the use of foreign workers, who are an important source of our seasonal workforce in certain markets. To the extent that we are unable to re-employ seasonal employees or obtain the H-2B visas necessary to hire foreign workers during annual peak employment periods, we will encounter increased recruiting, training and other employment costs. If we are unable to recruit a sufficient number of hourly workers and qualified supervisory personnel in the future, we would be forced to limit our growth or reduce the scope of our operations.

Our landscape maintenance customers may terminate our services at any time.

A significant portion of our landscape maintenance contracts are terminable at will by either party on 30 days’ notice. Termination or non-renewal of a landscape maintenance contract occurs primarily because of turnover of property ownership or management or because a competitor bids the job at a lower price. Our customers may terminate their contracts or choose not to renew their contracts with us upon expiration. Termination or non-renewal of landscape maintenance contracts by a significant number of our customers would have a material adverse effect on our business, financial condition and results of operations.

We have grown rapidly for more than ten years and may not be able to identify, acquire or manage profitably additional businesses or to integrate successfully any already acquired businesses.

We have grown rapidly for more than the last ten years and expect to continue expanding our operations in the future including through the selective acquisition of additional commercial landscape maintenance companies. To manage the expansion of our operations and personnel, we must both improve our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls. We may not be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. We may not realize the benefits we anticipated when we entered into acquisition transactions. Our growth may also require us to hire, train, retain, motivate and manage necessary personnel. Our failure to manage our expansion effectively could have a material adverse effect on our business, results of operations and financial condition.

The markets in which we compete are highly competitive and we may lose bids for landscape contracts to large competitors that have greater resources than we have or to small owner-operated companies that have lower overhead cost structures than we have.

The commercial landscape maintenance market is highly competitive and is served by numerous small, owner-operated companies operating in limited geographic areas. We also compete with a few large public and private landscape service companies operating in multiple markets. Some of these competitors have, and new competitors may have, substantially greater financial and other resources than we have. In particular, TruGreen/LandCare, a division of The ServiceMaster Company, is a substantial competitor. Because a significant portion of our commercial landscape business is competitively bid, price is an important competitive factor. Some of our competitors may have lower overhead cost structures and could outbid us for landscape contracts by offering their services at a lower price than is profitable for us.

Government regulation and laws relating to the employment of immigrants, workplace health and safety, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution and water management could increase our legal and regulatory expenses.

We are subject to various federal, state and local laws and regulations relating to the employment of immigrants, workplace health and safety, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment, and local regulations requiring improved water management techniques. The regulatory environment in which we operate may change significantly in the future. Our failure to comply with applicable laws and regulations could subject us to the loss of a portion of our field personnel, substantial fines or damages or the loss of licenses which, in turn, would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our field personnel are immigrants and any changes to, or violations of, immigration and labor laws could have a material adverse effect on us.

Immigrants comprise a significant portion of the workforce in the landscape industry. We selectively use a U.S. government program that provides H-2B temporary non-immigrant visas to foreign workers to help satisfy a portion of our need for seasonal labor in certain markets. Any change to existing U.S. immigration policy that restricts the ability of foreign workers to obtain employment in the United States is likely to contribute to a shortage of available labor. Immigration laws require us to confirm the legal status of our employees. From time to time, we may unknowingly employ illegal immigrants or violate immigration or labor laws relating to the employment of immigrants and the use of the H-2B visa program. As a significant employer of laborers, we are subject to periodic, random inspections, audits and searches by the Department of Homeland Security (DHS). If the DHS finds illegally employed workers, we could suffer fines, which could be substantial in amount, in addition to a loss of our workforce. Any violation of immigration or labor laws could also result in lawsuits, which could result in required damage payments or increase our future costs of employing foreign workers. All of the foregoing could have a material adverse affect on us.

Due to the seasonality of business and variations in weather conditions, our revenue and operating results may vary from quarter to quarter.

Commercial landscape maintenance, design/build and snow removal services are subject to weather-related seasonal variations. In our markets that do not have a year-round growing season, the demand for landscape maintenance and design/build services decreases significantly during winter months. Our offering of snow removal services during the winter months in these markets does not fully compensate for the decrease in commercial landscape maintenance and design/build revenue we experience. Accordingly, we may have lower revenue and operating results in the first and fourth quarters of each year. Moreover, extended periods of inclement weather can have an adverse effect on our ability to initiate or complete landscape design/build projects, typically resulting in inefficient utilization of labor and duplication of work. Certain portions of our landscape maintenance revenue, in particular revenue generated by work orders, may be adversely affected by protracted periods of inclement weather. As a result, extended periods of inclement weather may have a material adverse effect on our revenue and profitability. Similarly, our snow removal revenue is dependent in large part upon climatic conditions that are beyond our control and are difficult to predict. Our snow removal revenue can vary materially from year to year based on levels of snowfall in the markets we serve, which can result in unpredictable and material changes to our revenue and operating results.

Increases in fuel prices and other sources of inflation can impact our results of operations.

Although historically inflation has generally not been a material factor affecting our business, our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures. In recent years, fuel prices have fluctuated widely and have generally increased, including sharper increases in the second half of fiscal 2005. These price increases affect the cost of operating trucks, mowers and other power equipment. The fuel price increases also have an effect on the cost of producing and shipping chemicals and materials used in our business. Typically, there is a delay in recovering increases in fuel prices through contract rate increases because most of our contracts renew annually or contain rate adjustments based on the Consumer Price Index that are only made annually. We cannot predict the extent to which we may experience future increases in fuel costs and other inflationary pressures. To the extent such cost increases occur, we may experience a delay in recovering such cost increases in the form of contract rate increases, and we may not be able to fully pass these increased costs through to our customers, either of which could have a material adverse impact on our operating results.

The loss of the services of any member of our senior management team could adversely affect our business.

We depend on the services of our senior management team. The loss or interruption of the continued full-time services of certain key personnel including Scott Brickman, our Chief Executive Officer, could have a material adverse effect on our business and we may not be able to find replacements with equivalent skills or experience at acceptable salaries.

Some of the equipment that our employees use is dangerous, and an increase in accidents resulting from the use of equipment could negatively affect our results of operations and financial condition.

Many of the services that we provide pose the risk of serious personal injury to our employees. Our employees regularly use dangerous equipment, such as lawn mowers, edgers and other power equipment. As a result, there is a significant risk of work-related injury and workers’ compensation claims. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.

Our results of operations from our design/build services are subject to cyclical fluctuations.

The landscape design/build business is cyclical and reflects the trends of the commercial real estate construction and residential real estate construction industries. Factors influencing the level of commercial real estate construction include interest rates, the availability of financing, inflation, local occupancy rates, demand for commercial space and general economic conditions, while factors influencing the level of activity in the residential real estate construction industry include interest rates, regional and national economic conditions and residential real estate values. As a result, the demand for our design/build services will be adversely affected by a decline in commercial or residential real estate construction activity in our markets. In addition, on design/build projects for which there is inadequate project financing or cost overruns, we may have difficulty in obtaining payment for all or a portion of our services.

Our business is labor intensive and unionization or work stoppages would have an adverse effect on us.

Most of our operations are non-union. However, some or all of our field personnel may unionize in the future. Due to the highly labor intensive and price competitive nature of the commercial landscape maintenance industry, the cost of unionization of our field personnel could be substantial. Unionization would likely increase our wage scale, which in turn could adversely affect our profitability and ability to bid jobs competitively with smaller, non-unionized companies. Union activity or a union workforce could increase the risk of a strike, which would adversely affect results of operations and relationships with our customers.

Uninsured losses could occur.

We carry general liability, vehicle liability, workers’ compensation, professional liability, directors’ and officers’ liability, property and equipment, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in these primary policies. However, there are certain types of losses that may be uninsurable or that we believe are not economical to fully insure. Our insurance programs for workers’ compensation, vehicle liability, general liability and employee health care contain self-insured retention amounts. Although we believe our overall level and extent of insurance coverage should be adequate, we may incur losses that are not covered by insurance that could have a material adverse effect on our financial condition or results of operations.

Difficulties with the implementation of internal systems may affect our financial performance.

The efficient execution of our business is dependent upon the proper functioning of our internal automated data and management systems, including systems to support our human resources, accounting, estimating, financial and job management and customer relations functions. Although we believe our internal systems are adequate to support our operations, system failure or malfunction may result in disruptions of operations and our continued growth could require updates and modifications to our systems that would result in material additional expenditures. Our results of operations could also be adversely affected if we encounter unforeseen problems with respect to the implementation or operation of new internal systems.

Compliance with regulation of corporate governance and public disclosure will result in additional expenses.

Keeping abreast of, and in compliance with, laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, will require a significant amount of management attention and financial and external resources. We will need to invest necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

The Brickman Family controls and CIVC has significant influence over our company, and their interests may conflict with the interests of the holders of our indebtedness.

Members of the Brickman family own a majority of the common stock of our parent company, and together with CIVC Sidecar Fund, L.P. and its associated investors, or CIVC, they collectively beneficially own approximately 90% of our parent company’s outstanding common stock. By virtue of such stock ownership and the terms of our recapitalization agreement, the Brickman family controls, and CIVC also has significant influence over, our management and will be able to determine the outcome of all matters required to be submitted to our parent company for stockholder approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of the Brickman family and CIVC as equity owners of our company may differ from the interests of the holders of our indebtedness. If we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of the holders of our indebtedness. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financing, or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the holders of our indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our facilities consist of our headquarters, a corporate office, regional and branch offices. As of December 31, 2005, we operated over 120 branch offices in 24 states. All of our facilities are leased under leases with remaining terms of five years or less.

Our headquarters office, located in Gaithersburg, Maryland, provides human resource, insurance, administrative, legal, fleet management, and purchasing services to all of our branch and regional offices. Our corporate office located in Langhorne, Pennsylvania, provides accounting, financial, communications, and information technology services for all of our branch and regional offices. Approximately 60 salaried employees work at our headquarters and corporate offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTITIES

There is no public market for our common stock and our common stock is not registered under the Securities Exchange Act of 1934. There was one holder of record of our common stock as of December 31, 2005. Distributions to our corporate parent, Brickman Group Holdings, Inc., for the year ended December 31, 2004 totaled $9.7 million. Distributions to Brickman Group Holdings for the year ended December 31, 2005 totaled $9.7 million. Our ability to pay dividends is restricted by certain covenants contained in our senior credit facility, as well as certain restrictions contained in the indenture governing our senior subordinated notes.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of our earnings, balance sheet and other financial data and ratios for the periods presented and should only be read in conjunction with our consolidated financial statements and the notes related thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of this report. In addition, this financial data and the following analysis of the financial condition and results of operations cover periods prior to the consummation of our 2002 recapitalization (the “Transaction”). As part of the Transaction, we entered into the various financing arrangements described herein and, as a result, we now have a different capital structure. Accordingly, the results of operations for periods subsequent to the consummation of the Transaction will not necessarily be comparable to prior periods.

	Predecessor		Successor		Successor
	Year Ended December 31, 2001	Period from January 1, 2002 to December 19, 2002	Period from December 20, 2002 to December 31, 2002	Combined Year Ended December 31, 2002	Years Ended December 31,
					2003	2004	2005
	(dollars in thousands)
Statement of Operations Data:
Net service revenues	$255,441	$283,222	$8,735	$291,957	$349,448	$383,580	$454,545
Cost of services provided	172,867	190,746	6,623	197,369	241,937	261,004	315,442

Gross profit	82,574	92,476	2,112	94,588	107,511	122,576	139,103
General and administrative expenses	45,547	54,796	2,176	56,972	61,361	66,646	76,228
Amortization expense	4,957	1,906	703	2,609	24,157	20,869	18,323

Income (loss) from operations	32,070	35,774	(767)	35,007	21,993	35,061	44,552
Interest expense	7,550	4,841	643	5,484	20,022	19,820	19,943

Income (loss) before income taxes	24,520	30,933	(1,410)	29,523	1,971	15,241	24,609
Income tax provision (benefit)	10,557	13,461	(541)	12,920	770	6,052	10,250

Net income (loss)	13,963	17,472	(869)	16,603	1,201	9,189	14,359
Accretion of preferred stock dividends	12,399	13,472	–	13,472	–	–	–

Net income (loss) related to common shareholders	$1,564	$4,000	$(869)	$3,131	$1,201	$9,189	$14,359

Other Financial Data and Ratios:
EBITDA(1)	$43,518	$46,019	$213	$46,232	$56,203	$67,351	$77,111
Cash provided by (used in)
Operating activities	28,053	35,822	(427)	35,395	29,257	35,770	35,957
Investing activities	(27,028)	(13,429)	(273,438)	(286,867)	(10,016)	(20,591)	(29,521)
Financing activities	2,449	(9,683)	280,146	270,463	(9,593)	(19,769)	(9,776)
Depreciation and amortization	11,448	10,245	980	11,225	34,210	32,290	32,559
Capital expenditures	10,657	13,572	501	14,073	10,306	15,998	23,770
Ratio of earnings to fixed charges (2)	1.6x	1.9x	—	2.4x	1.1x	1.7x	2.1x
Ratio of net debt to EBITDA (3)	2.3x	N/A	N/A	4.2x	3.2x	2.6x	2.3x

Balance Sheet Data (at period end):
Cash	$3,647	$16,357	$6,281	$6,281	$15,929	$11,339	$7,999
Working capital	2,084	9,204	12,140	12,140	25,037	25,040	20,099
Total assets	213,838	235,443	238,097	238,097	232,313	225,621	246,369
Total debt (4)	104,869	95,459	201,478	201,478	196,256	186,195	186,101
Shareholders’ equity (deficit)	(24,105)	(20,124)	3,131	3,131	520	7	9,881

(1)	EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to income from operations as an indicator of our operating performance or cash flow as a measure of our liquidity. EBITDA is a measure of operating performance used by investors and analysts. We also include EBITDA information because it closely approximates measures used in our senior credit agreement and indenture for our senior subordinated notes for calculating financial and other covenants. The following table presents a reconciliation of EBITDA to net income (loss).

	Predecessor		Successor	Combined Year Ended December 31, 2002	Successor
	Year Ended December 31, 2001	Period from January 1, 2002 to December 19, 2002	Period from December 20, 2002 to December 31, 2002		Years Ended December 31,
					2003	2004	2005
Net income (loss)	$13,963	$17,472	$(869)	$16,603	$1,201	$9,189	$14,359
Interest expense	7,550	4,841	643	5,484	20,022	19,820	19,943
Income tax provision (benefit)	10,557	13,461	(541)	12,920	770	6,052	10,250
Depreciation	6,491	8,339	277	8,616	10,053	11,421	14,236
Amortization	4,957	1,906	703	2,609	24,157	20,869	18,323
EBITDA	$43,518	$46,019	$213	$46,232	$56,203	$67,351	$77,111

(2)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes and extraordinary items, plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, accretion of preferred stock dividends and a portion of operating lease rental expense deemed to be representative of the interest factor. The deficiency of earnings to fixed charges for the period from December 20, 2002 to December 31, 2002 was $727.
(3)	For purposes of determining the ratio of net debt to EBITDA, net debt is defined as total debt, including accrued interest, less cash. EBITDA represents earnings before interest, income taxes, depreciation and amortization. Refer to note (1) above for the computation of EBITDA.
(4)	Includes accrued interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest providers of commercial landscape maintenance services in the United States serving commercial properties in 25 states. We were founded in 1939 and have been continuously managed by members of the Brickman family.

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

We focus on long-term relationships with our customers, employees, and stakeholders (i.e., stockholders and creditors). Accordingly, the important measures that we monitor are our customer renewal rate, employee satisfaction, growth in revenue, EBITDA, and the ratio of net debt to EBITDA. By each of these measures, 2005 was a successful year:

•	Customers - We renewed 88% of our customer contract dollars from 2004 to 2005. This rate of renewal exceeded the industry average of 67% as published by industry trade magazine Lawn and Landscape in its October 2004 issue. Our prior 5-year history of renewal rates were in the range of 87% to 91%.

•	Employees - We have surveyed our full-time employees annually on a variety of topics, including employee satisfaction. The results are distributed to local management and shared with employees. Participation in the survey and the results of the survey indicate that our employees continue to be very satisfied with our commitment to customer satisfaction and the way in which employees are treated. Employee satisfaction is further supported by continued low turnover at our supervisory and management levels.

•	Stakeholders - Our revenue grew by 18.5% in 2005. Our overall growth rate was impacted by a 64.9% increase in snow removal revenue as compared to 2004, primarily caused by higher than average snowfall amounts in many of our markets in 2005 compared to more normal snowfall amounts in 2004. At the same time, EBITDA grew by 14.5% compared to 2004 and the ratio of net debt to EBITDA dropped from 2.6 times at December 31, 2004 to 2.3 times at December 31, 2005. EBITDA is not a financial measure defined by generally accepted accounting principles. See Item 6, “Selected Financial Data” for a description of our calculation of EBITDA and a reconciliation of EBITDA to net income.

Results of Operations

The following table for the years ended December 31, 2003, 2004 and 2005 depicts components of net income as a percentage of revenue.

	Years Ended December 31,
	2003	2004	2005
Net service revenue	100%	100%	100%
Cost of services provided	69%	68%	69%

Gross profit	31%	32%	31%
General and administrative expenses	18%	18%	17%
Amortization	7%	5%	4%

Income from operations	6%	9%	10%
Interest expense	6%	5%	5%

Income before taxes	0.5%	4%	5%
Income taxes provision	0.2%	2%	2%

Net income	0.3%	2%	3%

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue. Revenue for the year ended December 31, 2005 increased $70.9 million, or 18.5%, from $383.6 in the year ended December 31, 2004 to $454.5 million in 2005. This increase was driven by increases of $47.8 million, or 15.2%, in landscape maintenance revenue and $25.6 million, or 64.9%, in snow removal revenue, offset by a decrease of $2.5 million, or 8.7%, in design/build revenue. Landscape maintenance revenue remained the largest component, accounting for 80% of total revenue. The increase in landscape maintenance revenue was primarily due to strong maintenance contract revenue renewals of approximately 88% of revenue generated in the previous year, continued addition of new maintenance contracts and new acquisitions. Without giving effect to the acquisitions, landscape maintenance revenue increased $21.8 million or 10.4% in 2005 compared to 2004. Snow removal revenue accounted for 14% of total revenue. The increase in snow removal revenue is primarily caused by higher than average snowfall amounts in many of our markets in 2005 compared to more normal snowfall amounts in 2004.

Gross profit. Gross profit increased by $16.5 million, or 13.5%, from $122.6 million in the year ended December 31, 2004 to $139.1 million in 2005. Gross margin decreased from 32.0% in 2004 to 30.6% in 2005 as a result of an increase in subcontractor intensive snow removal services performed and a sharp increase in fuel and fuel-related costs.

General and administrative expenses. General and administrative expenses increased by $9.6 million, or 14.4%, from $66.6 million in 2004 to $76.2 million in 2005. General and administrative expenses decreased as a percentage of revenue from 17.4% in 2004 to 16.8% in 2005 primarily a result of the higher volume of snow removal performed. General and administrative expenses in 2004 also included a $1.2 million write-off associated with the discontinuance of a new software system implementation.

Amortization. Amortization expense decreased $2.6 million from $20.9 million in 2004 to $18.3 million in 2005. Customer contract intangibles established in connection with the Transaction are being amortized on an accelerated basis over their useful lives of 1 to 14 years.

Income from operations. Income from operations increased by $9.5 million, or 27.1%, from $35.1 million in 2004 to $44.6 million in 2005 primarily as a result of the increase in gross profit noted above.

Interest expense. Interest expense increased by $0.1 million, from $19.8 million in 2004 to $19.9 million in 2005 as a result of higher prevailing interest rates on our senior credit facility.

Income taxes. Income taxes were accrued at effective rates of 39.7% and 41.7 % in 2004 and 2005, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes. In 2005, of the $10.3 million tax provision, $5.3 million represented an increase of deferred tax assets. The largest contributors to the deferred tax asset were the accelerated amortization of the customer contracts intangible for financial reporting purposes offset by accelerated depreciation of property and equipment for tax reporting purposes. The deductible intangible asset was generated principally in connection with our 1998 recapitalization transaction and is deductible for tax reporting purposes over 15 years.

Net income. Net income increased by $5.2 million in 2005, from $9.2 million in 2004 to $14.4 million in 2005 for the reasons noted above.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue. Revenue for the year ended December 31, 2004 increased $34.1 million, or 9.8%, from $349.5 million in the year ended December 31, 2003 to $383.6 million in 2004. This increase was driven by an increase of $46.4 million, or 17.2%, in landscape maintenance revenue and an increase of $1.2 million, or 4.5%, in design/build revenue, offset by a decrease of $13.4 million, or 25.4%, in snow removal revenue. Landscape maintenance revenue remained the largest component, accounting for 82% of total revenue. The increase in landscape maintenance revenue was due to strong maintenance contract revenue renewals of approximately 91% of revenue generated in the previous year, continued addition of new maintenance contracts and the acquisition of three landscape operations in two of our existing markets. Snow removal revenue accounted for approximately 10% of total revenue. The decrease in snow removal revenue was primarily caused by average snowfall amounts in many of our markets in 2004 compared to higher than average snowfall amounts in 2003.

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

Income taxes. Income taxes were accrued at effective rates of 43.8% and 39.7% in 2003 and 2004, respectively. These rates differ from the federal statutory rate of 35% primarily due to state income taxes. In 2004, of the $6.1 million tax provision, $1.1 million represented an increase of deferred tax assets. The largest contributors to the deferred tax asset were the accelerated amortization of the customer contracts intangible for financial reporting purposes offset by accelerated depreciation of property and equipment for tax reporting purposes. The deductible intangible asset was generated principally in connection with our 1998 recapitalization transaction and is deductible for tax reporting purposes over 15 years.

Net income. Net income increased by $8.0 million in 2004, from $1.2 million in 2003 to $9.2 million in 2004 for the reasons noted above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing senior credit facility to fund our operations, capital expenditures and working capital requirements. For the years ended December 31, 2003, 2004 and 2005, cash provided by operating activities was $29.3 million, $35.8 million and $36.0 million, respectively. Our cash flow from operations is significantly greater than our net income due to high levels of non-cash items including depreciation and amortization.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $10.3 million, $16.0 million and $23.8 million for the years ended December 31, 2003, 2004, and 2005, respectively. In addition to the foregoing investing activities, in 2005, we acquired a Michigan landscape operation for total cash consideration of $6.4 million and in 2004 we acquired three landscape operations in two of our existing markets for total cash consideration of $5.3 million.

Net cash used for financing activities in 2003 was $9.6 million, including debt repayments of $5.3 million and a distribution to our parent company, Brickman Group Holdings, Inc. of $3.8 million. In 2004, net cash used in financing activities was $19.8 million, consisting of debt repayments of $10.1 million, including a voluntary prepayment of $5.0 million, and distributions to our parent company totaling $9.7 million. The distributions to our parent company consisted of a distribution of $5.0 million in connection with the April 16, 2004 transaction described below, distributions used for parent company debt service totaling $3.8 million, and distributions to fund parent company stock redemptions from terminated management employees totaling $0.9 million. In 2005, net cash used in financing activities was $9.8 million, consisting of debt repayments of $7.1 million and distributions to our parent company totaling $9.7 million offset by borrowings on the revolving portion of the senior credit facility of $7.0 million. The distributions to our parent company consisted of distributions used for parent company debt service totaling $8.0 million, and distributions to fund parent company stock redemptions from terminated management employees totaling $1.7 million.

On December 31, 2005, we had total debt of $186.1 million, of which $150.0 million consisted of our senior subordinated notes, $35.4 million consisted of borrowings on our senior credit facility and accrued interest of $0.7 million. As of December 31, 2005, we had $7.0 million outstanding on the $30.0 million revolving portion of our senior credit facility and $28.4 million on the term loan portion of our senior credit facility. The term loan portion of our senior credit facility is fixed on 90 and 180-day LIBOR contracts expiring in March and June 2006 at rates of 6.53% and 6.69%, respectively. The rate on revolving portion of the credit facility was 8.0% at December 31, 2005. As of December 31, 2005, availability on the revolving credit facility, after deducting outstanding letters of credit, was $14.9 million.

Our substantial indebtedness could have important consequences to the operation of our business, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

In addition to our indebtedness, our parent company Brickman Group Holdings, Inc. borrowed $45.0 million from a group of lenders on April 16, 2004 which had an outstanding balance at December 31, 2005 of $38.5 million. The loan initially bears interest at 5.5% over LIBOR, which is subject to reduction based on our consolidated leverage ratio, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. In connection with this borrowing, we entered into an amendment of our senior credit facility. The amendment, among other things, i) permits our parent company to incur this indebtedness, ii) permits us to make distributions to our parent company to service our parent company’s indebtedness to the extent such distributions are permitted under the indenture governing our senior subordinated notes, iii) provides that an acceleration of obligations under our parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under our senior credit facility, and iv) reduces the excess cash flow prepayment obligations required under our senior credit facility. Principal is due on the note as follows: $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009. The proceeds from our parent company’s indebtedness were used to redeem our parent company’s Class L Common Stock, make a distribution to holders of our parent company’s Class A Common Stock, and pay fees and expenses associated with the financing.

Our contractual obligations and the contractual obligations of our parent company as of December 31, 2005 are summarized in the table below:

	Payments Due by Period (in thousands)
	2006	2007	2008	2009	2010	2011 and after	Total
Long term debt - principal	$8,864	$8,864	$10,636	$150,000	$—	—	$178,364
Long term debt - interest at current rates of 6.7% and 11.75%	19,395	18,796	18,158	16,891	—	—	73,240
Operating leases	4,005	2,391	1,549	715	366	—	9,026

Total contractual obligations	$32,264	$30,051	$30,343	$167,606	$366	$—	$260,630
Parent company debt obligation	5,500	6,500	7,500	19,000	—	—	38,500
Interest on parent company debt obligation at current rate of 9.8%	3,563	2,967	2,278	1,276	—	—	10,084

Total Company and parent company contractual obligations	$41,327	$39,518	$40,121	$187,882	$366	$—	$309,214

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

Effect of Inflation

Although historically inflation has generally not been a material factor affecting our business, our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures. In recent years, fuel prices have fluctuated widely and have generally increased, including sharper increases in the second half of fiscal 2005. These price increases affect the cost of operating trucks, mowers and other power equipment. The fuel price increases also have an affect on cost of producing and shipping chemicals and materials used in our business. Typically, there is a delay in recovering increases in fuel prices through contract rate increases because most of our contracts renew annually or contain rate adjustments based on the Consumer Price Index that are only made annually. We cannot predict the extent to which we may experience future increases in fuel costs and other inflationary pressures. To the extent such cost increases incur, we may experience a delay in recovering such cost increases in the form of contract rate increases, and we may not be able to fully pass these increased costs through to our customers, either of which could have a material adverse impact on our operating results.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment Compensation (“FAS 123(R)”). FAS 123(R) revised FASB Statement No. 123, Shared-Based Compensation (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We must adopt FAS 123(R) as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. We will use the prospective method in which compensation expense for all new or modified stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. We believe that the impact of adoption may be material to our financial position, results of operations and cash flows in the event that additional options are issued.

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

Goodwill: Goodwill represents the excess of cost over the net tangible and identifiable assets acquired in business combinations and is stated at cost. Goodwill and intangible assets with indefinite lives are not amortized but tested for impairment at least annually. Impairment is measured by comparing the carrying value to fair value using a discounted cash flow model.

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

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured to limits that management considers prudent. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2005 was $9.0 million and is included in accrued expenses in the accompanying Balance Sheet in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.” While the ultimate amount of these claims is dependent on future developments, we believe recorded accruals are adequate to cover these claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments do not subject us to material market risk exposures, except for the risks related to interest rate fluctuations. As of December 31, 2005, we had debt outstanding with a carrying value of $185.4 million and with a fair value, based on market quotes, of approximately $201.1 million.

Fixed interest debt outstanding consisted entirely of our senior subordinated notes totaling $150 million as of December 31, 2005. Our senior subordinated notes are due in 2009 and are generally not redeemable prior to December 15, 2006, and then may be redeemed as follows:

Beginning December 15:	Redemption Price as percentage of Principal
2006	105.875%
2007	102.938%
2008 and thereafter	100.000%

The amount outstanding under our senior credit facility as of December 31, 2005 was $35.4 million. Interest rates on our senior credit facility are set at 0.75% over the prevailing prime rate of interest or may be established for periods of up to six months at 2.00% over LIBOR at our option. These rates are subject to our maintaining our senior credit ratings with Standard & Poor’s (BB-) and Moody’s (Ba3). The long term portion of our senior credit facility at December 31, 2005 was on LIBOR contracts maturing in March and June 2006 and carried interest rates of 6.53% and 6.69%. The $7.0 million on the revolving credit facility, which was floating with prime, carried an interest rate of 8.0% at December 31, 2005. The weighted average interest rate on the long term portion of the senior credit facility was 6.7% at December 31, 2005.

Based on our indebtedness at December 31, 2005, our total annual interest expense, assuming interest rates in effect as of December 31, 2005, would be approximately $19.9 million. A 10% increase in interest rates would increase total annual interest expense by approximately $228,000 and decrease net income and cash flow by approximately $133,000.

For further information regarding our indebtedness, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 of the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of The Brickman Group, Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of The Brickman Group, Ltd. and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 17, 2006

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for share data)

	December 31, 2004	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,339	$7,999
Accounts receivable, net of allowance for doubtful accounts	39,985	55,530
Unbilled revenue	5,804	8,598
Deferred tax asset	6,607	8,614
Other current assets	5,060	3,111

Total current assets	68,795	83,852
Property and equipment, net of accumulated depreciation	29,982	38,572
Deferred tax asset	1,416	3,595
Deferred charges, net of accumulated amortization	6,829	5,392
Intangible assets, net of accumulated amortization	84,686	71,008
Goodwill	32,663	41,666
Restricted investments and other assets	1,250	2,284

Total	$225,621	$246,369

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$13,937	$17,734
Deferred revenue	3,441	4,682
Revolving credit	—	7,000
Long-term debt - current portion	7,091	8,864
Accrued interest	740	737
Accrued expenses	18,546	24,736

Total current liabilities	43,755	63,753
Long-term debt and other liabilities
Long-term debt	178,364	169,500
Other liabilities	3,495	3,235

Total liabilities	225,614	236,488

Commitments and contingencies

Shareholder's equity:
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both years	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both years	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both years	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both years	1	1
Paid-in capital	187,665	190,947
Retained earnings	3,336	9,928
Continuing shareholders' basis adjustment	(191,000)	(191,000)

Total shareholder's equity	7	9,881

Total liabilities and shareholder's equity	$225,621	$246,369

The accompanying notes are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the years ended December 31,
	2003	2004	2005
Net service revenues	$349,448	$383,580	$454,545
Cost of services provided	241,937	261,004	315,442

Gross profit	107,511	122,576	139,103
General and administrative expenses	61,361	66,646	76,228
Amortization expense	24,157	20,869	18,323

Income from operations	21,993	35,061	44,552
Interest expense	20,022	19,820	19,943

Income before income taxes	1,971	15,241	24,609
Income tax provision	770	6,052	10,250

Net income	$1,201	$9,189	$14,359

The accompanying notes are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(dollars in thousands except for share data)

	Common Stock								Paid-In Capital	Retained Earnings (Accumulated Deficit)	Continuing Shareholders’ Basis Adjustment	Total Shareholder’s Equity
	Class A Voting		Class A Non-voting		Class B Non-voting		Class C Non-voting
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2003	51,317	$1	283,548	$3	117,517	$1	75,000	$1	$194,994	$(869)	$(191,000)	$3,131

Distributions to Brickman Group Holdings, Inc.									(3,480)	(332)		(3,812)
Net Income										1,201		1,201

Balance, December 31, 2003	51,317	1	283,548	3	117,517	1	75,000	1	191,514	—	(191,000)	520

Distributions to Brickman Group Holdings, Inc.									(3,849)	(5,853)		(9,702)
Net Income										9,189		9,189

Balance, December 31, 2004	51,317	1	283,548	3	117,517	1	75,000	1	187,665	3,336	(191,000)	7

Stock contributed by Brickman Group Holdings, Inc.									5,200			5,200
Distributions to Brickman Group Holdings, Inc.									(1,918)	(7,767)		(9,685)
Net Income										14,359		14,359

Balance, December 31, 2005	51,317	$1	283,548	$3	117,517	$1	75,000	$1	$190,947	$9,928	$(191,000)	$9,881

The accompanying notes are an integral part of the consolidated financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$1,201	$9,189	$14,359
Adjustments to reconcile net income to net change in cash from operating activities:
Depreciation	10,053	11,421	14,236
Amortization	24,157	20,869	18,323
Deferred taxes	(4,828)	(1,122)	(5,285)
Provision for doubtful accounts	186	1,074	1,905
Loss on disposal of assets	21	852	13
Changes in operating assets and liabilities, net of businesses acquired	(1,533)	(6,513)	(7,594)

Net change in cash from operating activities	29,257	35,770	35,957

Cash flows from investing activities:
Purchase of property and equipment	(10,306)	(15,998)	(23,770)
Cost of acquired businesses	—	(5,341)	(6,924)
Proceeds from sale of property and equipment	290	748	1,673
Loan to executive	—	—	(500)

Net change in cash from investing activities	(10,016)	(20,591)	(29,521)

Cash flows from financing activities:
Distributions to Brickman Group Holdings, Inc.	(3,812)	(9,702)	(9,685)
Payments on long-term debt	(5,321)	(10,067)	(7,091)
Transaction fees paid	(460)	—	—
Net borrowings on revolving credit facility	—	—	7,000

Net change in cash from financing activities	(9,593)	(19,769)	(9,776)

Net change in cash	9,648	(4,590)	(3,340)

Cash, beginning of year	6,281	15,929	11,339

Cash, end of year	$15,929	$11,339	$7,999

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

2. Summary of Significant Accounting Policies:

Basis of Presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiary all of which are wholly-owned by the Company. All significant inter-company transactions and account balances have been eliminated.

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

When an asset is sold, retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Depreciation for

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, continued:

Property and Equipment, continued:

operating assets is computed using the straight line method over the estimated useful lives of the assets (2 to 7 years) and for leasehold improvements, the shorter of the length of the related leases or the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $10,053 in 2003, $11,421 in 2004 and $14,236 in 2005.

Deferred Charges:

Deferred charges, consisting of fees and other expenses associated with borrowings, are being amortized ratably over the terms of the related borrowings. Deferred charges are presented net of accumulated amortization of $2,700 at December 31, 2004, and $4,044 at December 31, 2005. Amortization expense related to deferred charges was $1,309 in 2003, $1,350 in 2004 and $1,344 in 2005.

Goodwill:

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess.

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

Continuing Shareholders’ Basis Adjustment:

The Company was acquired by Brickman Group Holdings, Inc. (“Holdings”) on December 20, 2002. This transaction was accounted for as a purchase in accordance with Standards of Financial Accounting Standards No. 141 “Business Combinations.” As a result of a 66% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 34% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 66% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88-16 of the Emerging Issues Task Force of the Financial Accounting Standards Board

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, continued:

Continuing Shareholders’ Basis Adjustment, continued:

“Basis in Leveraged Buyout Transactions”(“EITF 88-16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholder’s equity of the Company has been reduced by $191,000 with a corresponding reduction in the amount assigned to goodwill.

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

Net Service Revenues:

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

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (Note 12). Accordingly, no compensation expense was recognized for these grants because the exercise price of the options equaled the fair market value of the underlying stock on the date of grant.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, continued:

Recent Accounting Pronouncements:

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment Compensation” (“FAS 123(R)”). FAS 123(R) revised FASB Statement No. 123, “Shared-Based Compensation” (“FAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted by the Company as of the beginning of the first interim or annual reporting period beginning after December 15, 2005. The adoption of SFAS No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company will use the prospective method in which compensation expense for all new or modified stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. The Company believes that the impact of adoption may be material to our financial position, results of operations and cash flows in the event that additional options are issued.

3. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31,
	2004	2005
Accounts receivable	$42,321	$58,868
Allowance for doubtful accounts	(2,336)	(3,338)

Accounts receivable, net	$39,985	$55,530

Accounts receivable amounts include retention on incomplete projects to be completed within one year of $454 at December 31, 2004, and $310 at December 31, 2005. All other amounts are due currently.

4. Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2004	2005
Operating equipment	$46,511	$61,059
Software, office equipment, and leasehold improvements	3,489	9,028

Property and equipment, cost	50,000	70,087
Less:
Accumulated depreciation	20,018	31,515

Property and equipment, net	$29,982	$38,572

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

5. Intangible Assets:

Intangible assets represent customer contracts, relationships and backlog, and Company trademarks acquired in business combinations and are being amortized over 1 to 14 years, the expected duration of these intangibles. The Company trademarks are being amortized over 5 years to a terminal value of $7,332. Amortization expense related to intangible assets was $22,848 in 2003, $19,519 in 2004 and $16,979 in 2005.

Intangible assets consist of the following:

	December 31,
	2004	2005
Customer contracts, relationships and backlog	$114,715	$118,015
Trademarks	13,000	13,000

Sub-total	127,715	131,015
Less: Accumulated amortization	43,029	60,007

Total	$84,686	$71,008

The weighted average amortization period for the intangibles is 6.4 years and amortization expense is anticipated to be $14,193 in 2006, $11,614 in 2007, $8,815 in 2008, $7,175 in 2009 and $6,041 in 2010.

6. Debt:

Debt consists of the following:

	December 31,
	2004	2005
Revolving credit bearing interest at 8.0%	$—	$7,000
Current portion	7,091	8,864

Short-term debt	7,091	15,864

11.75% Senior subordinated notes due 2009	150,000	150,000

Senior credit facility, due 2008 bearing interest at 5.6% at December 31, 2004 and rates of 6.5% and 6.7% at December 31, 2005	28,364	19,500

Long-term debt, net	178,364	169,500

Total debt	$185,455	$185,364

11.75% Senior subordinated notes:

On December 20, 2002 the Company issued $150,000 of 11.75% Senior subordinated notes due 2009 (the “Notes”). The Notes are due on December 15, 2009 and bear interest at 11.75%. Interest is due semi-annually on June 15 and December 15. The Notes are uncollateralized and are junior to all other debt. The Notes are not redeemable prior to December 15, 2006, except in the case of a public equity offering by the Company. The Company must offer to purchase the Notes at 101% of face value in the event of a change of control of the Company. The indenture governing the Notes imposes certain limitations on the Company’s ability to incur debt, pay dividends, make investments, sell assets, repurchase Company or Holdings stock, and merge or consolidate. The Company registered the notes with the Securities and Exchange Commission (“Registered Notes”) in June 2003 and holders of the Notes exchanged the Notes for Registered Notes that may be publicly traded. The fair market value of the Notes as of December 31, 2005 based on market quotes was approximately $165,750.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

6. Debt, continued:

Senior credit facility:

The Company and eight financial institutions are party to a credit agreement (the “Credit Agreement”) dated December 20, 2002 amended in 2004 and 2005. The Credit Agreement governs a $50,000 term loan (“Term Loan”) and a $30,000 revolving credit facility (the “Facility”). The Credit Agreement provides that $12,000 of the Facility may be used for letters of credit. All amounts outstanding under the Credit Agreement are collateralized by the assets of the Company. In April 2004, Brickman Group Holdings, Inc. (the Company’s “parent company”) borrowed $45 million from a group of lenders which had an outstanding balance at December 31, 2005 of $38.5 million. In connection with this borrowing, the Company entered into an amendment of the Company’s senior credit facility. The amendment, among other things, i) permits the parent company to incur this indebtedness, ii) permits the Company to make distributions with respect to equity securities to the parent company to service the parent company’s indebtedness to the extent such distributions are permitted under the Company’s Senior Subordinated Note Indenture, iii) provides that an acceleration of obligations under the parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under the Company’s senior credit facility, and iv) reduces the excess cash flow distribution required under the Company’s senior credit facility. The parent company is a holding company and as such will rely on the Company’s cash flow to service this obligation. The parent company’s loan initially bears interest at 5.5% over LIBOR; however, the interest rate is subject to reduction based on the Company’s consolidated leverage ratio, and is payable through November 2009. Principal is due on the note as follows: $5,500 in 2006, $6,500 in 2007, $7,500 in 2008, and $19,000 in 2009.

Interest rates on the Term Loan are set at 0.75% over the prevailing prime rate of interest or are established for periods of up to six months at 2.00% over LIBOR at the Company’s option. These rates are subject to the Company maintaining its senior credit ratings with Standard & Poor’s (BB-) and Moody’s (Ba3).

The weighted average interest rate on the Term Loan at December 31, 2005 was 5.9%. The Term Loan is due in quarterly installments. Annual amounts due through December, 2008 are as follows: $8,864 in 2006, $8,864 in 2007, and $10,636 in 2008.

In addition to scheduled payments, the Company is obligated to pay a percentage of excess cash flow as defined in the Credit Agreement as additional amortization commencing in 2003. The percentage varies with the ratio between the Company’s debt and its cash flow. Under this provision in the amended credit agreement, the Company was not obligated to make additional payments for 2004 and 2005. The Company made a voluntary prepayment of $5,000 in 2004.

The Credit Agreement imposes financial covenants upon the Company with respect to leverage, fixed charge coverage, interest coverage, capital expenditures, and earnings and restricts the Company’s actions with respect to incurrence of liens, disposition of assets, consolidations and mergers, and distributions to shareholders. At December 31, 2004 and 2005, the Company was not in violation of any of these covenants.

The Facility is available for working capital and subject to certain limitations. At December 31, 2005, $7,000 was outstanding on the Facility. Availability on the Facility at December 31, 2005, after accounting for letters of credit totaling $8,113 (substantially all supporting self-insured retention amounts under the Company’s insurance programs (Note 13)), was $14,887. Availability on the Facility at December 31, 2004, after accounting for letters of credit totaling $6,368 was $23,632. There is an annual commitment fee equal to  1/2 of 1% of the unused balance of the Facility. The rate on revolving portion of the credit facility was 8.0% at December 31, 2005.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

6. Debt, continued:

Senior credit facility, continued:

All of the Company’s borrowings under the Credit Agreement are at interest rates that are fixed for periods no longer than 6 months and, accordingly, the carrying value of the Term Loan at December 31, 2005 approximates fair market value.

7. Income Taxes:

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

The components of tax expense are as follows:

	Years Ended December 31,
	2003	2004	2005
Current:
Federal	$4,161	$5,119	$12,021
State	1,437	2,055	3,514

	5,598	7,174	15,535
Deferred	(4,828)	(1,122)	(5,285)

Total	$770	$6,052	$10,250

Income tax expense differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as a result of the following:

	Years Ended December 31,
	2003	2004	2005
Income tax expense at federal statutory rate	$690	$5,334	$8,613
State tax, net of federal benefit	200	1,102	1,428
Non-deductible expenses	82	337	516
Fuel tax credit and other	(202)	(721)	(307)

Income tax expense	$770	$6,052	$10,250

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

7. Income Taxes, continued:

The components of the Company’s net deferred tax asset and liability accounts resulting from temporary differences between the tax and financial reporting bases of assets and liabilities are as follows:

	December 31,
	2004	2005
Current deferred tax asset (liability):
Allowance for doubtful accounts	$954	$1,452
Prepaid expenses	(510)	—
Self-insurance reserves	3,286	3,865
Payroll-related accruals	2,823	3,687
Other accrued expenses	54	242
Federal benefit of state deferred	—	(632)

	$6,607	$8,614

Non-current deferred tax asset (liability):
Intangibles	$6,392	$7,519
Property and equipment	(5,417)	(3,016)
Prepaid expenses	—	(545)
Deferred compensation	441	—
NOL carryforward	—	157
Federal benefit of state deferred	—	(520)

	$1,416	$3,595

8. Leases:

Operating Leases:

The Company is committed under various operating leases for buildings and equipment with terms ranging from month to month to seven years. Most of the leases contain customary renewal options and escalation clauses. Lease expense of $4,246 in 2003, $4,675 in 2004 and $5,219 in 2005 includes amounts paid to related parties (Note 14).

Minimum annual lease payments under non-cancelable operating leases are as follows:

2006	$4,005
2007	2,391
2008	1,549
2009	715
2010	366
2011 and thereafter	—

9. Employee Benefit Plans:

The Company has a voluntary, defined contribution, qualified retirement plan covering substantially all of its employees. The Company contribution, $783 in 2003, $892 in 2004 and $982 in 2005 is equal to 50% of participant voluntary contributions not in excess of 5% of participant compensation and is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

9. Employee Benefit Plans, continued:

A non-qualified deferred compensation plan is available to certain executives. Under the plan, participants may elect to defer up to 70% of their compensation. The Company invests the deferrals in participant-selected marketable securities that are held in a Rabbi Trust. The net unrealized gains (losses) associated with holding these securities were $160 in 2003, $19 in 2004 and $247 in 2005 and were recognized in the Company’s earnings in accordance with FAS No. 115. The liability to employees under the plan was $1,079 at December 31, 2004, and $1,724 at December 31, 2005, and is classified with other liabilities. Increases to this liability caused by changes in the value of the marketable securities were $160 in 2003, $19 in 2004 and $247 in 2005 and were recognized in accordance with Issue No. 97-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” and are classified with general and administrative expenses in the accompanying Consolidated Statements of Operations.

10. Acquisitions:

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

A summary of this acquisition follows:

Cash	$6,400
Stock of parent company	5,200
Transactions costs	178

Purchase price allocated	$11,778

Fair value of net tangible assets and liabilities acquired:
Accounts receivable, net of allowance	915
Unbilled revenue	75
Current deferred tax asset	230
Property and equipment	742
Current liabilities	(1,242)
Deferred tax liability	(1,245)

Net tangible liabilities acquired	(525)
Intangible assets acquired	3,300

Goodwill acquired	$9,003

The weighted average amortization period for the contracts acquired was 4.7 years and amortization expense was $468 in 2005 and is anticipated to be $542 in 2006, $446 in 2007, $367 in 2008, $302 in 2009, $248 in 2010 and $927 thereafter.

In 2004, the Company purchased certain assets and contracts of three landscaping operations in two of the Company’s existing markets. The transactions were accounted for in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The respective purchase prices were allocated to the estimated fair market value of tangible assets acquired and the remaining value was

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

10. Acquisitions, continued:

assigned to contracts with an estimated duration ranging from 1 to 14 years. As part of one of the acquisitions, the Company agreed to pay the seller, beginning in 2005 and concluding in 2010, contingent payments of up to $2,100 based on the Company’s continued performance of contracts. The contingent payments were included in the purchase price and discounted at the risk free rate of return. The weighted average amortization period for the contracts acquired was 5.2 years and amortization expense was $1,048 in 2005 and is anticipated to be $948 in 2006, $799 in 2007, $712 in 2008 $641 in 2009, $590 in 2010 and $850 thereafter. The contracts were classified as intangible assets in the Consolidated Balance Sheets. Results of operations of the acquired business were included in the Statements of Operations from the dates of acquisition. The acquisitions were financed through cash flow from operations.

A summary of these acquisitions follows:

Aggregate purchase prices	$5,341
Present value of contingent payments	1,857

Purchase price allocated	$7,198

Fair value of net tangible assets acquired:
Accounts receivable	609
Other current assets	12
Property and equipment	875
Current liabilities	(533)

Net tangible assets acquired	963
Intangible assets acquired	6,235

Goodwill acquired	$—

11. Capital Structure:

Common Stock:

In the event of dissolution or liquidation of the Company, the holders of the common stock receive distributions in the following order: holders of Class A Stock receive distributions equal to original cost, holders of Class B Stock receive distributions equal to original cost, holders of Class C Stock receive distributions equal to original cost, thereafter, remaining distributions are shared in accordance with the certificate of incorporation of the Company. In 2002, all of the Company’s common stock was either redeemed by the Company or exchanged by Company shareholders for Holdings Class A Common Stock or Holdings Class L Common Stock. At December 31, 2004 and 2005, all Company common stock was held by Holdings. There were no potentially dilutive securities outstanding at December 31, 2003, December 31, 2004 or December 31, 2005.

Holders of 36.5% of Holdings Class A Common Stock may put their shares to Holdings at fair market value in 2008, 2009, and 2010 or upon a change of control of Holdings or the Company. Holdings is a holding company, and as such, will rely on the Company to satisfy its obligations.

Mandatorily Redeemable Stock:

Holdings’ issued $30,000 of Class L Common Stock in connection with the 2002 acquisition of the Company. This stock was mandatorily redeemable in 2010 at liquidation value plus accrued dividends compounded at 12%. In April 2004, Holdings borrowed $45,000 from a group of lenders as described in Note 6. The proceeds from this borrowing were used to redeem Holdings’ Class L Common Stock, make a distribution to holders of Holdings’ Class A Common Stock and pay fees associated with the financing. In connection with this transaction, holders of Holdings’ Class L Common Stock converted their Class L Common Stock into Senior Redeemable Common Stock, which was redeemed, and 9,788 shares of Class A Non-Voting Common Stock. The Holdings’ loan initially bears interest at 550 basis points over LIBOR.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

11. Capital Structure, continued:

Mandatorily Redeemable Stock, continued:

The interest rate is subject to reduction based on the Company’s consolidated leverage ratio, and the loan amortizes through November 2009 In connection with this borrowing, the Company entered into an amendment of the Company’s senior credit facility. The amendment, among other things, i) permits our parent company to incur this indebtedness, ii) permits us to make distributions to our parent company to service our parent company’s indebtedness to the extent such distributions are permitted under the indenture governing our senior subordinated notes, iii) provides that an acceleration of obligations under our parent company’s indebtedness not satisfied within 90 days of such acceleration constitutes an event of default under our senior credit facility, and iv) reduces the excess cash flow prepayment obligations required under our senior credit facility. Principal is due on the note as follows: $5,500 in 2006, $6,500 in 2007, $7,500 in 2008, and $19,000 in 2009.

On December 31, 2003, the Company made a distribution in the amount of $3,812 to Holdings. Holdings, in turn, paid a dividend of $3,812 to the holders of Holdings Class L Common Stock. As a consequence, there were no accrued and unpaid dividends on Holdings’ Class L Common Stock at December 31, 2003. Further, since Holdings’ Class L Common Stock was converted to Senior Redeemable Common Stock and redeemed, there were no accrued and unpaid dividends on Holdings’ Class L Common Stock at December 31, 2004.

In 2004, the Company made distributions totaling $9,702 to Holdings as follows: $4,894 in connection with Holdings’ April, 2004 financial transaction described above, $3,820 for interest and principal payments on Holdings’ term loan, and $988 to redeem Holdings’ stock from certain Holdings’ shareholders.

In 2005, the Company made distributions totaling $9,685 to Holdings as follows: $8,001 for interest and principal payments on Holdings’ term loan, $1,646 to redeem Holdings’ stock from certain Holdings’ shareholders and $38 for payment of professional fees.

12. Stock Based Compensation:

In March 2003, the Company adopted the 2003 Employee Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company may grant options to purchase up to 13,156 shares of Holdings Class A Common stock. The table below summarizes options granted under the plan.

Year granted	Exercise Price per share	Vesting Period	Expiration Date	Weighted Average Remaining Life in Years
2003	$1,000	5 years	March 30, 2013	7.24
2004	$1,200	5 years	May 30, 2014	8.41
2005	$1,650	5 years	June 15, 2015	9.46

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

12. Stock Based Compensation, continued:

Had the Company applied the fair market value based recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) to stock-based compensation, net income would have decreased as follows:

	Years Ended December 31,
	2003	2004	2005
Net income, as reported	$1,201	$9,189	$14,359
Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	(57)	(155)	(247)

Pro forma net income	$1,144	$9,034	$14,112

Shares available for future grants under the Option Plan amounted to 3,270 shares at December 31, 2004 and 2,158 shares at December 31, 2005. The Black-Scholes valuation model was used to establish the fair value of the options. Risk free rates of 3.7% and 3.9% at the date of grant were assumed in 2004 and 2005, respectively. A dividend rate of 2% was used for both years. No volatility factor was used in the valuation since Holdings stock is not traded publicly. The expected option term was assumed to be the vesting period of 5 years.

13. Commitments and Contingencies:

Risk Management:

The Company carries general liability, vehicle liability, workers’ compensation, professional liability, directors’ and officers’ liability, property and equipment, and employee health care insurance policies. In addition, the Company carries umbrella liability insurance policies to cover claims over the liability limits contained in the primary policies. The Company’s insurance programs for workers’ compensation, general liability, vehicle liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured. The Company’s accrual for unpaid and incurred but not reported claims under these programs at December 31, 2004 and 2005 is $8,014 and $9,010, respectively and is included in accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. While the ultimate amount of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Litigation:

The Company is from time to time party to litigation. Generally, such litigation involves claims for personal injury and property damage incurred in connection with operations. The Company is not currently involved in any litigation that it believes is likely to have a material adverse effect on its financial condition, results of operations or cash flows.

14. Related Party Transactions:

The Company leases certain land, office buildings and improvements from Brickman Leasing, L.L.C., an entity owned by certain shareholders of Holdings, under three-year leases that expire on December 31, 2006. Total rental expense paid on these leases was $318 in 2003, $387 in 2004 and $397 in 2005. There were no amounts due to or from Brickman Leasing, L.L.C. as of December 31, 2004 or December 31, 2005.

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

14. Related Party Transactions, continued:

The Company leased an office building from a Holdings shareholder and employee of the Company under a five-year lease that expired in 2003. The lease was extended during 2003 until March 31, 2004. Total rental expense paid on this lease was $138 in 2003, and $23 in 2004. There were no amounts due to or from this shareholder employee as of December 31, 2004.

In April 2005, the Company acquired all of the outstanding stock of a Michigan landscaping company in a merger transaction for cash and shares of Holdings stock valued at $11,600 in the aggregate (see Acquisitions footnote 10). The principal selling shareholder of the Michigan landscaping company is a member of the Brickman family, which holds a controlling interest in the Company.

The Company owns and operates an airplane that executives and employees use for business-related travel. Certain executives and shareholders use the airplane for personal travel and reimburse the Company for such use. The aggregate amount billed to executives and shareholders for personal travel in 2005 was $93.

The Company makes advances to shareholder employees in the normal course of business. The advances were $171 at December 31, 2004 and $560 at December 31, 2005. During 2005 the Company loaned an executive $500 in connection with the executive’s relocation. The note is a non-interest bearing loan to be forgiven ratably on an annual basis over a ten year period ending December 31, 2014 contingent upon the executive’s continued employment with the Company. The loan is secured by the executive’s primary residence.

15. Segment Information:

The Company operates in a single operating segment—commercial landscape services. The Company is organized into approximately 120 operating locations, each of which is a component of the operating segment. All locations are similarly organized and, subject to variation in climate and horticultural requirements, provide all of the services the Company offers. The locations are essentially identical in the type of customers they serve, the nature of services provided, and the methods by which services are provided. The locations are centrally managed, sharing assets and resources, including executive management, payroll services, information technology, legal, financial and accounting, risk management, marketing, training, and human resources support. The locations are also subject to similar regulatory environments and long-term economic prospects. The locations form an integrated network that support and benefit from each other in delivering services to the Company's customers.

16. Supplemental Cash Flow Information:

	Years Ended December 31,
	2003	2004	2005
Cash paid for income taxes	$2,619	$12,120	$10,623
Cash paid for interest	$19,923	$19,814	$19,947
Non-cash investing activities:
Contingent Payments (Note 10)	$—	$1,857	$—
Stock contributed by parent company (Note 10)	$—	$—	$5,200

THE BRICKMAN GROUP, LTD.

Notes to the Consolidated Financial Statements

(dollars in thousands, except per share amounts)

16. Supplemental Cash Flow Information, continued

Changes in operating assets and liabilities, net of businesses acquired are as follows:

	Years Ended December 31,
	2003	2004	2005
Accounts receivable, net	$(6,479)	$(2,347)	$(16,535)
Unbilled revenue	1,382	(2,688)	(2,719)
Other assets	(1,242)	(2,975)	1,507
Accounts payable	(295)	3,023	2,778
Deferred revenue	(598)	459	1,241
Accrued interest	99	6	(3)
Accrued expenses	5,156	(3,175)	6,051
Other liabilities	444	1,184	86

Total	$(1,533)	$(6,513)	$(7,594)

17. Supplemental Balance Sheet Information:

Accrued expenses in the accompanying consolidated balance sheets consist of the following:

	December 31, 2004	December 31, 2005
Self-insurance reserves	$8,014	$9,010
Payroll-related accruals	8,292	9,701
Other	2,240	6,025

Total	$18,546	$24,736

18. Unaudited Quarterly Results of Operations:

Summarized quarterly results of operations for 2004 and 2005 were as follows (in thousands):

	(unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net service revenues	$70,399	$119,828	$102,510	$90,843
Gross profit	16,009	41,249	36,460	28,858
Operating income (loss)	(4,413)	17,116	14,795	7,563
Net income (loss)	$(5,626)	$7,298	$5,843	$1,674

	(unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net service revenues	$91,861	$137,227	$114,114	$111,343
Gross profit	19,846	46,753	38,662	33,842
Operating income (loss)	(2,477)	22,300	14,264	10,465
Net income (loss)	$(4,487)	$10,286	$5,361	$3,199

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Our executive officers, key employees and directors are as follows:

Name	Age	Position(s) Held	Years of Service
Theodore W. Brickman, Jr.	74	Chairman, Director	51
Scott W. Brickman	43	Chief Executive Officer, Director	19
Jeffery R. Herold	45	Chief Operating Officer	25
Charles B. Silcox	56	Vice President and Chief Financial Officer	12
Mark A. Hjelle	35	Executive Vice President	7
John E. Neal (2)	56	Director	7
Christopher J. Perry (1) (2)	50	Director	8
John G. Schreiber (1)	59	Director	8

(1)	Member of the Compensation Committee of our Board of Directors.

(2)	Member of the Audit Committee of our Board of Directors.

Set forth below is a brief description of the business experience of each of our executive officers, key employees and directors.

Theodore W. Brickman, Jr., Chairman. Mr. Brickman has been employed by our company for over 50 years since joining his father as the first full time employee. Mr. Brickman became a partner with his father in 1957 and President in 1972. In 1998, Mr. Brickman became a Director and Chairman of the Board. Mr. Brickman also serves on boards of The Pitcairn Trust Company, ABG Partners, The Pennypack Restoration Trust, The Johns Island Property Association, and Abington Hospital Foundation. Mr. Brickman graduated from the University of Illinois with a B.A. degree in Landscape Architecture.

Scott W. Brickman, Chief Executive Officer. Mr. Brickman joined our company in 1986 and in 1998 became a Director and was appointed Chief Executive Officer. Since he started at our company, Mr. Brickman has served as a project director and a regional manager and prior to 1998 had responsibility for our Northeast, Mid-Atlantic and Southeast operations. Prior to joining our company, Mr. Brickman worked at a Florida landscape architecture firm. Mr. Brickman also serves as a director of Kellermeyer Business Services, LLC. Mr. Brickman graduated from Pennsylvania State University with a B.S. degree in Landscape Architecture.

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

Christopher J. Perry, Director. Mr. Perry has been a Director of our company since 1998. Mr. Perry is a partner of CIVC Partners and of the ultimate general partner of the CIVC fund investing in Brickman Group Holdings in the Transaction. In addition to being a Director of our company, Mr. Perry is a Director of Kellermeyer Business Services, LLC, and LA Fitness International, LLC. Mr. Perry received a B.S. from the University of Illinois and an M.B.A. from Pepperdine University and is a certified public accountant.

John G. Schreiber, Director. Mr. Schreiber has been a Director of our company since 1998. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also a Co-Founder and Partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a Director of a number of mutual funds advised by T. Rowe Price Associates, Inc. Mr. Schreiber is also a Director of JMB Realty Corporation and a number of its affiliates. Prior to his retirement as an officer of JMB Realty Corporation in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. and an Executive Vice President of JMB Realty Corporation. Mr. Schreiber holds a B.B.A. from Loyola University in Chicago and a master’s degree in business administration from Harvard University Graduate School of Business.

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

Other Employment Arrangements

On March 23, 2006, we entered into an Employment and Consulting Agreement with our Chief Financial Officer Charles B. Silcox. Under the terms of the agreement, Mr. Silcox is expected to continue to serve as our Chief Financial Officer through June 30, 2006 at his current base salary of $186,300. Beginning July 1, 2006 through the end of the employment term in September 30, 2007, Mr. Silcox will serve as our Vice President of Finance. Mr. Silcox is eligible to receive a bonus for fiscal 2006 but not thereafter. After the end of the employment term, unless sooner terminated, Mr. Silcox will serve as a Senior Consultant for a consulting term ending June 30, 2014. As consideration for his services as a Senior Consultant, Mr. Silcox will receive a one time payment of $100,000 and continued health care coverage for him and his spouse and eligible children through the consulting term. In the event we terminate Mr. Silcox’s employment or consultancy without cause, Mr. Silcox will be entitled to all unpaid salary or consulting payments, as applicable, together with continued health care coverage as described above, through the end of the consulting term.

The agreement with Mr. Silcox also provides, subject to certain exceptions, for our parent company Brickman Group Holdings, Inc. to repurchase up to 662 shares of its Class A Common Stock from Mr. Silcox by April 1, 2008 at fair market value as determined by Holdings’ board of directors. Our parent company and Mr. Silcox will have mutual call and put rights, exercisable at fair market value beginning in 2010, on the remaining 49 shares of Class A Common Stock owned by Mr. Silcox.

Mr. Timothy H. Pease has joined our company and, after an initial transition period, is expected to assume the role of Chief Financial Officer from Mr. Silcox on July 1, 2006.

In connection with the relocation of Executive Vice President Mark A. Hjelle to our headquarters office in Maryland, we entered into an Agreement dated January 7, 2004 with Mr. Hjelle. Under the Agreement, in the event of Mr. Hjelle’s resignation for executive good reason (as defined in the agreement), or termination for other than cause (as defined in the agreement), Mr. Hjelle will be entitled to severance equal to one year’s salary and bonus plus reimbursement for the loss, if any, on the sale of Mr. Hjelle’s Maryland residence should Mr. Hjelle sell this residence prior to the 5th anniversary of the closing on the purchase of this residence.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows the compensation for 2005, 2004 and 2003 of our Chief Executive Officer and our executive officers (the “named executive officers”):

	Annual Compensation					Long-Term Compensation
Name	Years	Salary		Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Scott W. Brickman	2005	$421,301		$566,487	$18,964		$—
Chief Executive Officer, Director	2004	691,272	(1)	342,487	4,830		—
	2003	274,446		374,480	6,280		—

Jeffery R. Herold	2005	285,000		163,249	8,347		50,735
Chief Operating Officer	2004	267,561		305,329	782		—
	2003	248,461		125,045	431		5,000

Charles B. Silcox	2005	178,769		41,389	277		—
Vice President and Chief Financial Officer	2004	173,623		61,195	1,435		—
	2003	143,077		69,534	1,889		—

Mark A Hjelle	2005	207,692		105,477	5,648		—
Executive Vice President	2004	204,423		206,157	593		—
	2003	143,077		69,377	544		—

(1)	Includes a one-time payment as per the aforementioned employment agreement.

Equity Compensation

The following table details information regarding stock option grants issued by our parent company Brickman Group Holdings to named executive officers under the Brickman Group Holdings, Inc. 2003 Employee Stock Option Plan during the fiscal year ended December 31, 2005:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price	Expiration Date	5%	10%
Jeffery R. Herold	37	2.1%	100%	3/7/2015	$27,923	$70,762
Charles B. Silcox	25	1.4%	100%	3/7/2015	$18,490	$46,856
Mark A. Hjelle	33	1.9%	100%	3/7/2015	$24,904	$63,112

In general, non-qualified stock options to purchase shares of Class A Non-Voting Common Stock of our parent company granted in 2005 vest over five years (with 40% becoming vested within 2 years of the date of grant and an additional 20% vesting over each of the following 3 years) and expire on March 7, 2015. In general, if a grantee voluntarily terminates his employment, vested options continue to be vested and exercisable for 6 months after termination. In the case of death, disability or retirement, vested options continue to be vested and exercisable for 30 days after termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Brickman Group, Ltd. is a wholly owned subsidiary of Brickman Group Holdings. The holders of Brickman Group Holdings’ common stock, on a fully diluted basis, are as follows:

Holder:	Percent
Brickman family members	54%
CIVC and associated investors	36%
Management of The Brickman Group, Ltd. excluding Brickman family	10%

Total	100%

The address for management of our company and Brickman family members is c/o The Brickman Group, Ltd.,18227 Flower Hill Way, Suite D, Gaithersburg, Maryland 20879. The address of CIVC is 191 North Wacker Drive, Suite 1100, Chicago, Illinois 60606.

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

Real Property Leases

We lease certain land, office buildings and improvements from Brickman Leasing, L.L.C., an entity owned by two of Brickman Group Holdings, Inc.’s stockholders who are also our directors and one of whom is a named executive officer. There are three leases between Brickman Leasing, L.L.C. covering our corporate offices in Langhorne, Pennsylvania and our operations in Long Grove, Illinois and St. Louis, Missouri. The leases are triple net leases and expire on December 31, 2006. Total rental expense paid on these leases was approximately $318,000, $387,000 and $397,000 in 2003, 2004 and 2005, respectively. There were no amounts due to or from this stockholder employee as of December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following services were provided by PricewaterhouseCoopers LLP during the years ended December 31, 2004 and 2005:

	2004	2005
Audit fees	$203,000	$268,000
Tax fees	92,000	86,000
All other fees	6,000	17,000

Total	$301,000	$371,000

•	Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our annual report on Form 10-K, the review of consolidated financial statements included in our reports on Form 10-Q, comfort letters, consents and assistance with and review of documents filed with the SEC.

•	Tax Fees—These are fees for all professional services performed by professional staff of our independent accountant’s tax division except those services related to the audit of its financial statements. These include fees for tax compliance. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services.

•	All Other Fees—These are fees for other permissible services performed that do not meet the above category descriptions.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on, March 24, 2006.

THE BRICKMAN GROUP, LTD.

/s/ Charles B. Silcox
By:	Charles B. Silcox
Its:	Vice President and Chief Financial Officer

According to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 24, 2006.

Signatures	Capacity
/s/ Scott W. Brickman Scott W. Brickman	Chief Executive Officer, Director (principal executive officer)

/s/ Charles B. Silcox Charles B. Silcox	Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Theodore W. Brickman, Jr. Theodore W. Brickman, Jr.	Chairman of the Board and Director

/s/ John E. Neal John E. Neal	Director

/s/ Christopher J. Perry Christopher J. Perry	Director

/s/ John G. Schreiber John G. Schreiber	Director

EXHIBIT INDEX

Incorporated by reference
Exhibit No.	Description	Form	Filing Date
2.1	Recapitalization Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., the stockholders of The Brickman Group, Ltd. signatories thereto, Brickman Group Holdings, Inc. and CIVC Sidecar Fund, L.P.	S-4	January 31, 2003

3.1	The Brickman Group, Ltd. Certificate of Amended and Restated Certificate of Incorporation	S-4	January 31, 2003

3.1.1	Certificate of Amendment to Certificate of Incorporation effective July 31, 2003	10-Q	August 8, 2003

3.2	The Brickman Group, Ltd. By-Laws	S-4	January 31, 2003

4.1	Indenture, dated as of December 20, 2002 between The Brickman Group, Ltd., the Guarantors named therein and Bank One, N.A., as Trustee	S-4	January 31, 2003

4.3	Form of $150,000,000 The Brickman Group, Ltd. 11 3/4% Senior Subordinated Notes due 2009 issued in the 2003 Exchange Offer	S-4	January 31, 2003

4.4	Form of Guaranty issued by the Guarantors of the 11 3/4% Senior Subordinated Notes due 2009	S-4	January 31, 2003

4.5	Supplemental Indenture, dated as of April 1, 2005 among Brickman Group LLC, The Brickman Group, Ltd. and J.P. Morgan Trust Company, National Association	10-Q	May 12, 2005

10.1	Registration Rights Agreement dated as of December 20, 2002 by and among The Brickman Group, Ltd. as Issuer, the guarantors of The Brickman Group, Ltd. signatory thereto, and CIBC World Markets Corp. and Lehman Brothers Inc. as Initial Purchasers	S-4	January 31, 2003

10.2	Credit Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., the guarantors party thereto, the lenders party thereto and Antares Capital Corporation, as agent	S-4	January 31, 2003

10.3	Borrower Security Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd. and Antares Capital Corporation	S-4	January 31, 2003

10.4	Indemnity Agreement, dated as of December 20, 2002, among The Brickman Group, Ltd., Brickman Group Holdings, Inc. and the stockholders of The Brickman Group, Ltd. signatories thereto	S-4	January 31, 2003

10.5	Employment Agreement, dated January 14, 1998, between The Brickman Group, Ltd., Brickman Group Holdings Corp. and Scott Brickman	S-4	January 31, 2003

10.6	Form of letter to outside directors re compensation provided to Messrs. Neal and Schreiber	S-4	January 31, 2003

10.7.1	Third Amendment to Lease Agreement, dated as of January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding property located in Langhorne, Pennsylvania	10-Q	May 11, 2004

10.8.1	Third Amendment to Lease Agreement, dated as of January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding property located in Long Grove, Illinois	10-Q	May 11, 2004

10.9.1	Third Amendment to Lease Agreement, dated as of January 1, 2004, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding property located in St. Louis, Missouri	10-Q	May 11, 2004

E-1

Incorporated by reference
Exhibit No.	Description	Form	Filing Date
10.12	Confidentiality and Non-Competition Agreement, dated as of July 31, 1998, by and among The Brickman Group, Ltd. and Jeffrey R. Herold	S-4	January 31, 2003

10.13	Form of Confidentiality and Non-Competition Agreement between The Brickman Group, Ltd. and certain executive officers including Messrs. Silcox and Hjelle	S-4	January 31, 2003

10.15	Agreement, dated January 7, 2004 by and among The Brickman Group, Ltd. and Mark A. Hjelle	10-K	March 30, 2004

10.16	Brickman Group Holdings, Inc. 2003 Employee Stock Option Plan	10-K	March 30, 2004

10.17	Brickman Group Holdings, Inc. Management Redemption Plan For Management Stockholders	10-K	March 30, 2004

10.18	Form of Stock Option Award Agreement	10-K	March 30, 2004

10.19	Amendment to Credit Agreement dated as of April 16, 2004 among The Brickman Group, Ltd. and AntaresCapital Corporation, as Administrative Agent and General Electric Capital Corporation as Syndication Agent and LaSalle Bank National Association as Documentation Agent and Harris Trust and Saving Bank as Co-Agent	8-K	April 20, 2004

10.20	Credit Agreement dated as of April 16, 2004 by and among Brickman Group Holdings, Inc. as Borrower, Antares Capital Corporation for itself and as Agent for all Lenders and the other financial institutions party hereto as Lenders	8-K	April 20, 2004

10.21	Amended and Restated Employment Agreement, dated April 12, 2004 between The Brickman Group, Ltd., Brickman Group Holdings, Inc. and Scott Brickman	10-Q	May 11, 2004

10.22	Lease Agreement, dated as of September 26, 2003, by and among Pettit Commercial Properties, LLC and The Brickman Group, Ltd. regarding property located in Gaithersburg, Maryland	8-K	November 5, 2004

10.23	Promissory Note, dated January 31 2005, by and among Jeffrey R. Herold and Catherine Herold in favor of The Brickman Group, Ltd.	8-K	February 2, 2005

10.24	Agreement and Plan of Merger by and among Brickman Group Holdings, Inc., Brickman Group, LLC, and Brickman Acquisitions Ltd. and the shareholders of Brickman Acquisitions Ltd. dated April 1, 2005	10-Q	May 12, 2005

10.25*	Employment and Consulting Agreement, dated March 23, 2006, among The Brickman Group, Ltd., Brickman Group Holdings, Inc. and Charles B. Silcox.

12.1*	Statement Regarding Computation of Ratios

21.2*	Subsidiaries of the Registrant

31.1*	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification by Scott W. Brickman, Chief Executive Officer, and Charles B. Silcox, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

E-2

THE BRICKMAN GROUP, LTD.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions - write offs	Balance at end of period
	For the period January 1 to December 31, 2005
Allowance for uncollectible accounts receivable	2,336	1,905		903	3,338

	For the period January 1 to December 31, 2004
Allowance for uncollectible accounts receivable	2,230	1,074		968	2,336

	For the period January 1 to December 31, 2003
Allowance for uncollectible accounts receivable	2,044	878		692	2,230