Form 10-Q
period 2006-03-31
BRICKMAN GROUP LTD
filed 2006-05-12
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Brickman Group, Ltd. is a wholly owned subsidiary of Brickman Group Holdings, Inc. None of its, or Brickman Group Holdings, Inc.’s, common equity is publicly traded.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for share data)

	December 31, 2005	(Unaudited) March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,999	$14,031
Accounts receivable, net of allowance for doubtful accounts	55,530	33,949
Unbilled revenue	8,598	15,467
Deferred tax asset	8,614	8,743
Other current assets	3,111	4,247

Total current assets	83,852	76,437
Property and equipment, net of accumulated depreciation	38,572	42,938
Deferred tax asset	3,595	3,911
Deferred charges, net of accumulated amortization	5,392	5,032
Intangible assets, net of accumulated amortization	71,008	67,459
Goodwill	41,666	41,666
Restricted investments and other assets	2,284	2,590

Total	$246,369	$240,033

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,734	$15,794
Deferred revenue	4,682	11,934
Revolving credit	7,000	—
Long-term debt - current portion	8,864	8,864
Accrued interest	737	5,151
Accrued expenses	24,736	27,369

Total current liabilities	63,753	69,112
Long-term debt and other liabilities
Long-term debt	169,500	167,284
Other liabilities	3,235	3,451

Total liabilities	236,488	239,847

Commitments and contingencies

Shareholder’s equity:
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both periods	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both periods	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both periods	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both periods	1	1
Paid-in capital	190,947	190,947
Retained earnings	9,928	233
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholder’s equity	9,881	186

Total liabilities and shareholder’s equity	$246,369	$240,033

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	For the three months ended March 31,
	2005	2006
Net service revenues	$91,861	$82,915
Cost of services provided	72,015	65,759

Gross profit	19,846	17,156
General and administrative expenses	17,858	20,800
Amortization expense	4,465	3,884

Loss from operations	(2,477)	(7,528)
Interest expense	5,002	4,952

Loss before income taxes	(7,479)	(12,480)
Income tax benefit	(2,992)	(5,242)

Net loss	$(4,487)	$(7,238)

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the three months ended March 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(4,487)	$(7,238)
Adjustments to reconcile net loss to net change in cash from operating activities:
Depreciation	3,119	3,826
Amortization	4,465	3,884
Deferred taxes	(838)	(445)
Change in provision for doubtful accounts	905	(160)
Loss (gain) on disposal of assets	216	(13)
Changes in operating assets and liabilities, net of businesses required	13,202	26,030

Net change in cash from operating activities	16,582	25,884

Cash flows from investing activities:
Purchase of property and equipment	(6,291)	(8,292)
Proceeds from sale of property and equipment	63	113
Loan to executive	(500)	—

Net change in cash from investing activities	(6,728)	(8,179)

Cash flows from financing activities:
Distributions to Brickman Group Holdings, Inc.	(2,672)	(2,457)
Repayments of revolving credit	—	(7,000)
Payments on long-term debt	(1,773)	(2,216)

Net change in cash from financing activities	(4,445)	(11,673)

Net change in cash	5,409	6,032

Cash, beginning of period	11,339	7,999

Cash, end of period	$16,748	$14,031

The accompanying notes and the notes to the Company’s Audited Financial Statements are an integral part of the financial statements.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

1. Business:

The Brickman Group, Ltd. (the “Company”) performs landscape maintenance, landscape construction and enhancement, and snow removal services for commercial customers in major metropolitan areas in 25 states throughout the United States. Landscape maintenance services are generally provided under cancelable contracts ranging from one to five years in length. The Company provides these services to a diverse set of customers with one or more sites, including regional and national commercial, retail, and industrial property owners, corporations, residential communities, schools and universities, hotels, hospitals, and municipal facilities. Services include grass mowing, planting and care of flower beds, tree and shrub pruning, bed edging, controlling weed and pests, fertilizing, planting of grass, groundcovers, shrubs and trees, grading, and removing snow and ice.

2. Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and on the same basis of presentation as the Company’s annual financial statements. Accordingly, they do not include all of the information required by GAAP for complete consolidated financial statements.

These consolidated financial statements have been prepared by management, are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. Business seasonality results in higher revenues during the second and third quarters as compared with the first and fourth quarters of the year, while the methods of accounting for fixed costs, such as depreciation and amortization, are not significantly impacted by business seasonality.

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

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

Accounting Change:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment Compensation” (“FAS 123(R)”) which requires compensation expense be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. The Company adopted FAS 123(R) using the prospective method in which compensation expense for all new or modified stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, the Company will continue to provide pro forma financial information for prior periods to illustrate the impact on its results of operations (see note 6).

3. Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2005	March 31, 2006
Accounts receivable	$58,868	$36,452
Allowance for doubtful accounts	(3,338)	(2,503)

Accounts receivable, net	$55,530	$33,949

Accounts receivable amounts include retention on incomplete projects that will be completed within one year of $310 at December 31, 2005 and $327 at March 31, 2006. All other amounts are due currently.

4. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2005	March 31, 2006
Payroll-related accruals	$9,701	$14,504
Self-insurance reserves	9,010	8,782
Other	6,025	4,083

Total accrued expenses	$24,736	$27,369

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

5. Debt:

Debt consists of the following:

	December 31, 2005	March 31, 2006
Revolving credit bearing interest at 8.00%	$7,000	$—
Current portion	8,864	8,864

Short-term debt	15,864	8,864

11.75% Senior subordinated notes due 2009	150,000	150,000
Senior credit facility, due 2008 bearing interest at rates varying from 6.5% to 6.7% in 2006	19,500	17,284

Long-term debt, net	169,500	167,284

Total debt	$185,364	$176,148

As of March 31, 2006, there was no balance outstanding on the revolving portion of the Company’s senior credit facility. The term loan portion of the senior credit facility was fixed on a LIBOR contract maturing in June 2006 at a rate of 6.69%.

6. Stock-based Compensation:

In March 2003, the Company adopted the 2003 Employee Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company may grant options to purchase up to 13,156 shares of Holdings Class A Common stock. The table below summarizes options granted under the plan.

Year granted	Exercise Price per share	Vesting Period	Expiration Date	Weighted Average Remaining Life in Years
2003	$1,000	5 years	March 30, 2013	7.00
2004	$1,200	5 years	May 30, 2014	8.17
2005	$1,650	5 years	June 15, 2015	9.21

On January 1, 2006, the Company adopted FAS 123(R) using the prospective method. Under the prospective method, only new or modified stock awards are charged to earnings as compensation expense over the remaining vesting period. Because there have been no modifications or new issuances of awards since adoption, the Company has not recognized any compensation expense. Through December 31, 2005, the Company accounted for stock-based compensation in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

6. Stock-based Compensation, continued:

interpretations. Accordingly, no compensation expense has been recognized for grants because the exercise price of the options granted equaled the fair market value of the underlying stock on the dates of grants. Had the Company applied the minimum value based recognition and measurement provisions of FASB statement No. 123 to stock-based compensation, net income would have decreased as follows:

For the three months ended March 31, 2005
Net loss, as reported	$(4,487)
Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	54

Pro forma net income	$(4,541)

The Black-Scholes valuation model was used to establish the fair value of the options. Risk free rates of 3.7% and 3.9% at the date of grant were assumed in 2004 and 2005 respectively. No volatility factor was used in the valuation since Brickman Group Holdings, Inc. stock is not traded publicly. The expected option term was assumed to be the vesting period of 5 years.

7. Related Party Transactions:

In the three months ended March 31, 2006, the Company made distributions to its parent company, Brickman Group Holdings, Inc., totaling $2,457. The distributions to its parent company consisted of a distribution used for debt service totaling $2,214, and distributions to fund parent company stock redemptions from terminated employees totaling $243. In the three months ended March 31, 2005, the Company made distributions to its parent company, Brickman Group Holdings, Inc., totaling $2,672. The distributions to its parent company consisted of a distribution used for debt service totaling $1,876, and distributions to fund parent company stock redemptions from terminated employees totaling $796.

During 2005 the Company loaned an executive $500 in connection with the executive’s relocation to the Company’s corporate headquarters. The note is a non-interest bearing loan to be forgiven on an annual basis over a ten year period ending December 31, 2014 contingent upon the executive’s continued employment with the Company. The loan is secured by the executive’s primary residence.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

8. Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle collision and liability, workers’ compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers’ compensation, vehicle collision and liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured at levels considered prudent by management. The Company’s accrual for unpaid and incurred but not reported claims under these programs were $8,782 and $9,010 at March 31, 2006 and December 31, 2005, respectively and is included with accrued expenses in the accompanying Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of March 31, 2006 that have not already been disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and our management’s beliefs and assumptions. Forward-looking statements in this report include, but are not limited to: (1) statements regarding our belief that our internal cash flows and borrowings under our credit facility will provide us sufficient liquidity and capital resources and (2) statements regarding management’s expectation that various items would not reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows. We caution readers that all forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks including, but not limited to, risks associated with the uncertainty of future financial results, acquisitions and dispositions, additional financing requirements, increased labor costs, increased fuel costs, loss of customers, ability to manage growth, the seasonal demand for our services and varying weather conditions, the effect of competitive services on pricing, reliance on key management personnel, the effect of changes in government regulations and immigration law, the outcome of legal proceedings and a variety of other factors. Due to these and other uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. All forward-looking statements are subject to the safe harbor protections created by the Private Securities Litigation Reform Act of 1995. For further information on these and other risks, see the “Risk Factors” section of our report on Form 10-K filed on March 24, 2006, as well as our other filings with the Securities and Exchange Commission. We assume no obligation to update publicly our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The following table for the three month periods ended March 31, 2005 and 2006 depicts costs as a percentage of revenue.

	Three Months Ended March 31,
	2005	2006
Net service revenues	100%	100%
Cost of services provided	78%	79%
Gross profit	22%	21%
General and administrative expenses	19%	25%
Amortization expense	5%	5%
Loss from operations	-2%	-9%
Interest expense	6%	6%
Loss before income taxes	-8%	-15%
Income tax benefit	-3%	-6%
Net loss	-5%	-9%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Revenue for the three months ended March 31, 2006 decreased $9.0 million, or 9.7%, to $82.9 million from $91.9 million for the same period in 2005. The decrease was driven by a decrease in snow removal revenue of $20.7 million or 47.6%, offset in part by a $11.7 million or 24.2% increase in landscape services revenue. The decrease in snow removal revenues was primarily the result of lower snowfall amounts in many of our markets in 2006 compared to 2005. The increase in landscape services revenue was primarily the result of new contract sales.

Gross profit. Gross profit for the three months ended March 31, 2006 decreased $2.6 million, or 13.6%, to $17.2 million from $19.8 million for the same period in 2005. The decrease in gross profit resulted from the decrease in snow removal revenues described above. Gross margin (gross profit as a percent of revenue) decreased to 20.7% for the three months ended March 31, 2006 from 21.6% for the same period in 2005. The decrease was the result of the lack of snow removal activity and the deployment of higher wage supervisory personnel to landscape operations.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2006 increased $2.9 million, or 16.5%, to $20.8 million from $17.9 million for the same period in 2005. General and administrative expenses as a percentage of revenue increased to 25.1% for the three months ended March 31, 2006 from 19.4% for the three months ended March 31, 2005. The percentage increase was primarily a result of an increase in general and administrative expenses to support current growth and to prepare for future growth in landscape maintenance services and a decrease in total revenue from lower snow removal revenue in the three months ended March 31, 2006 compared to the same period in 2005.

Amortization expense. Amortization expense decreased for the three months ended March 31, 2006 by $0.6 million to $3.9 million from $4.5 million for the same period in 2005. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships are being amortized on an accelerated basis over their useful lives of 1 to 14 years.

Loss from operations. Loss from operations increased for the three months ended March 31, 2006 by $5.0 million to $7.5 million from $2.5 million for the same period in 2005. The decrease in gross profit from snow removal and landscape operations and the increase in general and administrative expenses, described above, were principally responsible for the decrease.

Interest expense. Interest expense, $5.0 million for the three months ended March 31, 2006, was unchanged from the three months ended March 31, 2005. Average debt outstanding decreased to $180.8 million at March 31, 2006 from $184.6 million at March 31, 2005. The weighted average rate of interest on the borrowings increased to 11.0% for the three months ended March 31, 2006 from 10.8% for the same period in 2005.

Income taxes. An income tax benefit was recorded for the three months ended March 31, 2006 at an effective rate of 42.0% compared to 40.0% in 2005. The expected effective rate for 2006 is 42.0%. The effective rate for the year ended December 31, 2005 was 41.7%. This rate differs from the federal statutory rate of 35% primarily due to state taxes. We expect to generate taxable income for the year ended December 31, 2006 and therefore believe the recoverability of the benefit recorded is probable.

Net loss. Net loss increased for the three months ended March 31, 2006 by $2.7 million to $7.2 million from $4.5 million for the same period in 2005.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the three month periods ended March 31, 2006 and 2005, cash provided by operating activities was $25.9 million and $16.6 million, respectively. The increase is primarily attributed to a significant reduction in accounts receivable resulting from the reduced snow removal activity in 2006.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $8.3 million and $6.3 million, for the three months ended March 31, 2006 and 2005, respectively. The increase in capital expenditures is attributable to new equipment necessary to support new sales.

In the three months ended March 31, 2006, net cash used in financing activities was $11.7 million, consisting of debt repayments of $9.2 million, and distributions to our parent company, Brickman Group Holdings, Inc., totaling $2.5 million. The distributions to our parent company consisted of a distribution used by our parent company for debt service totaling $2.2 million, and distributions to fund parent company stock redemptions from terminated employees totaling $0.3 million. In the three months ended March 31, 2005, net cash used in financing activities was $4.5 million, consisting of debt repayments of $1.8 million, and distributions to our parent company totaling $2.7 million. These distributions consisted of a distribution used by our parent company for debt service totaling $1.9 million, and distributions to fund parent company stock redemptions from terminated employees totaling $0.8 million.

As of March 31, 2006, we had no balance outstanding on the $30.0 million revolving portion of our senior credit facility and the term loan portion of our senior credit facility was fixed on a 180-day LIBOR contract expiring in June of 2006 at a rate of 6.7%. As of March 31, 2006, availability on the revolving credit facility, after deducting outstanding letters of credit, was $21.9 million.

In 2004, our parent company, Brickman Group Holdings, Inc. borrowed $45.0 million from a group of lenders. The loan, with a current balance of $37.3 million, bears interest at 5.25% over LIBOR, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. Principal is due on the note as follows: $5.5 million in 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009.

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

Seasonality

Our landscape business is seasonal. Losses generally occur in the first quarter since, in most of our markets, there is limited landscape revenue to be recognized, however fixed costs (e.g., management and supervisory salaries and benefits, rent, amortization, depreciation) continue.

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures. During the three month period ended March 31, 2006, fuel price increases adversely affected our profitability. Fuel prices have fluctuated widely and have generally increased in recent years. These price increases affect the cost of operating trucks, mowers and other power equipment. The fuel price increases also have an affect on cost of producing and shipping chemicals and materials used in our business. Typically, there is a delay in recovering increases in fuel prices through contract rate increases because most of our contracts renew annually or contain rate adjustments based on the Consumer Price Index that are only made annually.

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in our financial statements. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and our financial position. Our significant accounting policies are more fully described in the notes to our 2005 Form 10-K. Certain accounting policies, however, are considered to be critical in that they are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Our insurance programs for general liability, vehicle collision and liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured at levels considered reasonable by management. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2005 and March 31, 2006 was $9.0 million and $8.8 million, respectively and is included in accrued expenses in the accompanying consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the ultimate amount of these claims is dependent on future developments, in management’s opinion recorded accruals are adequate to cover these claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K filed March 24, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors previously disclosed in Item 1A on the 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
10.25

Employment and Consulting Agreement, dated March 23, 2006, among The Brickman Group, Ltd., Brickman Group Holdings, Inc. and Charles B. Silcox (incorporated by reference to Exhibit 10.25 of Registrant’s annual report on Form 10-K filed with the SEC on March 24, 2006)

31.1	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification by Charles B. Silcox, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles B. Silcox, Chief Financial Officer, and Scott W. Brickman, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

The Brickman Group, Ltd. (Registrant)

Date: May 12, 2006

/s/ Charles B. Silcox
	Name:	Charles B. Silcox
	Title:	Chief Financial Officer
Principal Financial and Principal Accounting Officer