Form 10-Q
period 2006-06-30
BRICKMAN GROUP LTD
filed 2006-08-11
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Brickman Group, Ltd. is a wholly owned subsidiary of Brickman Group Holdings, Inc. None of its, or Brickman Group Holdings, Inc.’s, common equity is publicly traded.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for share data)

		(Unaudited)
	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,999	$4,617
Accounts receivable, net of allowance for doubtful accounts	55,530	48,784
Unbilled revenue	8,598	29,690
Deferred tax asset	8,614	8,872
Other current assets	3,111	1,124

Total current assets	83,852	93,087
Property and equipment, net of accumulated depreciation	38,572	46,230
Deferred tax asset	3,595	4,226
Deferred charges, net of accumulated amortization	5,392	4,673
Intangible assets, net of accumulated amortization	71,008	63,911
Goodwill	41,666	41,666
Restricted investments and other assets	2,284	2,896

Total	$246,369	$256,689

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,734	$15,350
Deferred revenue	4,682	7,666
Revolving credit	7,000	14,000
Long-term debt - current portion	8,864	8,864
Accrued interest	737	734
Accrued expenses	24,736	30,972

Total current liabilities	63,753	77,586
Long-term debt and other liabilities
Long-term debt	169,500	165,511
Other liabilities	3,235	3,687

Total liabilities	236,488	246,784

Commitments and contingencies
Shareholder’s equity:
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both periods	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both periods	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both periods	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both periods	1	1
Paid-in capital	190,947	190,947
Retained earnings	9,928	9,952
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholder’s equity	9,881	9,905

Total liabilities and shareholder’s equity	$246,369	$256,689

The accompanying notes and the notes to the Company’s audited financial statements are an integral part of these financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2006	2005	2006
Net service revenues	$137,227	$149,537	$229,088	$232,452
Cost of services provided	90,474	99,254	162,489	165,013

Gross profit	46,753	50,283	66,599	67,439
General and administrative expenses	19,834	20,656	37,692	41,456
Amortization expense	4,619	3,884	9,084	7,768

Income from operations	22,300	25,743	19,823	18,215
Interest expense	4,992	4,930	9,994	9,882

Income before income taxes	17,308	20,813	9,829	8,333
Income tax provision	7,022	8,742	4,030	3,500

Net income	$10,286	$12,071	$5,799	$4,833

The accompanying notes and the notes to the Company’s audited financial statements are an integral part of these financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$5,799	$4,833
Adjustments to reconcile net income to net change in cash from operating activities:
Depreciation	6,733	7,884
Amortization	9,084	7,768
Deferred taxes	(1,582)	(889)
Change in provision for doubtful accounts	(707)	(341)
Loss on disposal of assets	69	156
Changes in operating assets and liabilities, net of acquisitions	(12,038)	(5,229)

Net change in cash from operating activities	7,358	14,182

Cash flows from investing activities:
Purchase of property and equipment	(20,375)	(17,344)
Cost of acquired businesses	(6,640)	—
Proceeds from sale of property and equipment	1,399	1,578
Loan to executive	(500)	—

Net change in cash from investing activities	(26,116)	(15,766)

Cash flows from financing activities:
Distributions to Brickman Group Holdings, Inc.	(4,817)	(4,809)
Proceeds from borrowings	17,000	7,000
Payments on long-term debt	(3,103)	(3,989)

Net change in cash from financing activities	9,080	(1,798)

Net change in cash	(9,678)	(3,382)
Cash, beginning of period	11,339	7,999

Cash, end of period	$1,661	$4,617

The accompanying notes and the notes to the Company’s audited financial statements are an integral part of these financial statements.

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

Recent Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.

3.	Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2005	(Unaudited) June 30, 2006
Accounts receivable	$58,868	$50,751
Allowance for doubtful accounts	(3,338)	(1,967)

Accounts receivable, net	$55,530	$48,784

Accounts receivable amounts include retention on incomplete projects that will be completed within one year of $310 at December 31, 2005 and $343 at June 30, 2006. All other amounts are due currently.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

4.	Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2005	(Unaudited) June 30, 2006
Payroll-related accruals	$9,701	$9,898
Self-insurance reserves	9,010	9,055
Accrued income taxes	3,261	7,111
Other	2,764	4,908

Total accrued expenses	$24,736	$30,972

5.	Debt:

Debt consists of the following:

	December 31, 2005	(Unaudited) June 30, 2006
Revolving credit bearing interest at 8.00%	$7,000	$14,000
Current portion of long-term debt	8,864	8,864

Short-term debt	15,864	22,864

11.75% Senior subordinated notes due 2009	150,000	150,000
Senior credit facility, term loan portion, due 2008 currently bearing interest at 7.50%	19,500	15,511

Long-term debt	169,500	165,511

Total debt	$185,364	$188,375

As of June 30, 2006, there was $14,000 outstanding on the revolving portion of the Company’s senior credit facility. Interest rates on the term loan portion of the senior credit facility are set at 0.75% over the prevailing prime rate of interest or are established for periods of up to six months at 2.00% over LIBOR at the Company’s option. Currently, the term loan portion of the senior credit facility is fixed on a LIBOR contract maturing in September 2006 at a rate of 7.50%.

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

Year granted	Exercise Price per share	Vesting Period	Expiration Date	Weighted Average Remaining Life in Years
2003	$1,000	5 years	March 30, 2013	6.75
2004	$1,200	5 years	May 30, 2014	7.92
2005	$1,650	5 years	June 15, 2015	8.96

On January 1, 2006, the Company adopted FAS 123(R) using the prospective method. Under the prospective method, only new or modified stock awards are charged to earnings as compensation expense over the remaining vesting period. Because there have been no modifications or new issuances of awards since adoption, the Company has not recognized any compensation expense. Through December 31, 2005, the Company accounted for stock-based compensation in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense had been recognized for grants because the exercise price of the options granted equaled the fair market value of the underlying stock on the dates of grants. Had the Company applied the measurement provisions of FASB statement No. 123 to stock-based compensation, net income would have decreased as follows:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income, as reported	$10,286	$5,799
Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	(51)	(105)

Pro forma net income	$10,235	$5,694

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

In the six months ended June 30, 2006, the Company made distributions to its parent company, Brickman Group Holdings, Inc., totaling $4,809. The distributions to its parent company consisted of a distribution used for debt service totaling $4,368, distributions to fund parent company stock redemptions from terminated employees totaling $401 and a $40 distribution for the payment of professional fees. In the six months ended June 30, 2005, the Company made distributions to its parent company, Brickman Group Holdings, Inc., totaling $4,817. The distributions to its parent company consisted of a distribution used for debt service totaling $3,708, and distributions to fund parent company stock redemptions from terminated employees totaling $1,109.

During 2005, the Company loaned an executive $500 in connection with the executive’s relocation to the Company’s corporate headquarters. The note is a non-interest bearing loan to be forgiven on an annual basis over a ten-year period ending December 31, 2014 contingent upon the executive’s continued employment with the Company. The loan is secured by the executive’s primary residence.

The Company owns and operates an airplane that executives and employees use for business-related travel. Certain executives and shareholders use the airplane for personal travel and reimburse the Company for such use.

8.	Commitments and Contingencies:

Risk Management: The Company carries general liability, vehicle liability, workers’ compensation, professional liability, directors and officers’ liability, and employee health care insurance policies as well as umbrella liability insurance to cover claims over the liability limits contained in the primary policies.

The Company’s insurance programs for workers’ compensation, vehicle liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured at levels considered prudent by management. The Company’s accrual for unpaid and incurred but not reported claims under these programs were $9,055 and $9,010 at June 30, 2006 and December 31, 2005, respectively and is included with accrued expenses in the accompanying Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the

ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of June 30, 2006 that have not already been disclosed.

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

We provide landscape maintenance services, including grass mowing, planting and maintaining flower beds, tree and shrub pruning, bed edging, controlling weeds and pests, fertilizing, installing and maintaining irrigation systems, planting of grass, groundcovers, shrubs and trees, grading, and removing snow and ice. The vast majority of our customers use our services at more than one property and include regional and national property owners and managers of office parks, hotels, corporate facilities, retail centers, schools and universities, hospitals, professionally-managed residential properties and municipal facilities. We also provide snow removal services to our landscape maintenance customers to leverage our infrastructure during the winter months. In addition, we provide our customers with landscape design/build services, which enhance our technical capabilities and brand recognition.

Results of Operations

The following table for the three-month and six-month periods ended June 30, 2005 and 2006 depicts costs as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net service revenues	100%	100%	100%	100%
Cost of services provided	66%	66%	71%	71%
Gross profit	34%	34%	29%	29%
General and administrative expenses	14%	14%	16%	18%
Amortization expense	3%	3%	4%	3%
Income from operations	17%	17%	9%	8%
Interest expense	4%	3%	4%	4%
Income before income taxes	13%	14%	5%	4%
Income tax provision	5%	6%	2%	2%
Net income	8%	8%	3%	2%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Revenue for the three months ended June 30, 2006 increased $12.3 million, or 9.0%, to $149.5 million from $137.2 million for the same period in 2005. The increase was driven by new landscape maintenance contracts and growth in supplemental landscape maintenance services, including design build and work order projects. Landscape maintenance revenue was the largest component of revenue accounting for 91.6% of total revenue for the three months ended June 30, 2006.

Gross profit. Gross profit for the three months ended June 30, 2006 increased $3.5 million, or 7.5%, to $50.3 million from $46.8 million for the same period in 2005. The increase in gross profit resulted primarily from the increase in landscape maintenance revenue described above. Gross margin (gross profit as a percent of revenue) for the three months ended June 30, 2006 was 33.6% compared to 34.1% for the same period in 2005.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2006 increased $0.8 million, or 4.1%, to $20.6 million from $19.8 million for the same period in 2005. General and administrative expenses as a percentage of revenue decreased to 13.8% for the three months ended June 30, 2006 from 14.5% for the three months ended June 30, 2005 due to higher percentage growth rates in revenue compared to general and administrative expenses in the period.

Amortization expense. Amortization expense decreased for the three months ended June 30, 2006 by $0.7 million to $3.9 million from $4.6 million for the same period in 2005. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships are being amortized on an accelerated basis over their useful lives of 1 to 14 years.

Income from operations. Income from operations increased for the three months ended June 30, 2006 by $3.4 million to $25.7 million from $22.3 million for the same period in 2005. The increase in gross profit from landscape maintenance revenue, described above, was principally responsible for the increase.

Interest expense. Interest expense for the three months ended June 30, 2006 decreased $0.1 million to $4.9 million from $5.0 million for the same period in 2005. Average debt outstanding decreased to $182.3 million during the three months ended June 30, 2006 from $191.5 million during the three months ended June 30, 2005. The weighted average rate of interest on the borrowings increased to 10.8% for the three months ended June 30, 2006 from 10.4% for the same period in 2005.

Income taxes. An income tax provision was recorded for the three months ended June 30, 2006 at an effective rate of 42.0%, as compared to an effective rate of 40.6% for the same period in 2005. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. Net income increased for the three months ended June 30, 2006 by $1.8 million to $12.1 million from $10.3 million for the same period in 2005. This increase is primarily as a result of increased revenues.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Revenue for the six months ended June 30, 2006 increased by $3.4 million, or 1.5%, to $232.5 million from $229.1 million for the same period in 2005. The increase was driven by an increase of $24.1 million or 13.0% in landscape services revenue, offset by a $20.7 million or 46.9% decrease in snow removal revenue from the first six months of 2005. The increase in landscape services was fueled by growth in new landscape maintenance contracts and supplemental landscape services. The decrease in snow removal revenues was primarily the result of significantly less snowfall amounts in many of our markets in 2006 compared to 2005. Landscape maintenance revenue was the largest component of revenues accounting for 83.2% of total revenue for the six months ended June 30, 2006.

Gross profit. Gross profit for the six months ended June 30, 2006 increased by $0.8 million, or 1.2%, to $67.4 million from $66.6 million for the same period in 2005. The increase in gross profit was the result of the additional landscape maintenance revenue offset by the lower snow removal volume described above. Gross margin (gross profit as a percent of revenue) was 29.0% compared to 29.1% for the same period in 2005.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2006 increased $3.8 million or 10.1% to $41.5 million from $37.7 million for the same period in 2005. General and administrative expenses as a percentage of revenue increased to 17.8% for the six months ended June 30, 2006 from 16.5% for the six months ended

June 30, 2005. Lower snow removal revenues, described above, result in general and administrative expenses increasing at a faster rate than revenue in the six months ended June 30, 2006 compared to the same period in 2005.

Amortization expense. Amortization expense decreased for the six months ended June 30, 2006 by $1.3 million to $7.8 million from $9.1 million for the same period in 2005. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the six months ended June 30, 2006 decreased $1.6 million to $18.2 million from $19.8 million for the same period in 2005. The lower snow removal volume described above was principally responsible for the decrease.

Interest expense. Interest expense for the six months ended June 30, 2006 decreased $0.1 million to $9.9 million from $10.0 million for the same period in 2005. Average debt outstanding decreased to $186.9 million during the six months ended June 30, 2006 from $192.4 million during the six months ended June 30, 2005 as a result of scheduled payments of bank debt during the period. The weighted average rate of interest on the borrowings increased to 10.6% for the six months ended June 30, 2006 from 10.4% for the same period in 2005.

Income taxes. An income tax provision was recorded for the six months ended June 30, 2006 at an effective rate of 42.0%, as compared to an effective rate of 41.0% for the same period in 2005. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. The net income of $4.8 million for the six months ended June 30, 2006 represented a decrease of $1.0 million from net income of $5.8 million in the same period in 2005.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the six month periods ended June 30, 2006 and 2005, cash provided by operating activities was $14.2 million and $7.4 million, respectively. The increase is primarily attributed to a decrease in cash expenditures to fund snow removal activity in the first six months of 2006 compared to the same period in 2005 and increased collection of receivables in the first six months of 2006 compared to the same period in 2005.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $17.3 million and $20.4 million, for the six months ended June 30, 2006 and 2005, respectively. The decrease in capital expenditures is attributable to the acquisition of an airplane for executive travel in 2005. Excluding the airplane acquisition, capital expenditures increased by $1.3 million reflecting the purchase of new equipment necessary to support new sales.

In the six months ended June 30, 2006, net cash used in financing activities was $1.8 million, consisting of debt repayments of $4.0 million, and distributions to our parent company, Brickman Group Holdings, Inc., totaling $4.8 million offset by draws on our revolver of $7.0 million. The distributions to our parent company consisted of a distribution used by our parent company for debt service totaling $4.4 million, and distributions to fund parent company stock redemptions from terminated employees totaling $0.4 million. In the six months ended June 30, 2005, net cash from financing activities was $9.1 million, consisting of draws on our revolver of $17.0 million offset by debt repayments of $3.1 million, and distributions to our parent company totaling $4.8 million. These distributions consisted of a distribution used by our parent company for debt service totaling $3.7 million, and distributions to fund parent company stock redemptions from terminated employees totaling $1.1 million.

As of June 30, 2006, we had a $14.0 million balance outstanding on the $30.0 million revolving portion of our senior credit facility and the term loan portion of our senior credit facility is fixed on a 180-day LIBOR contract expiring in September of 2006 at a rate of 7.5%. As of June 30, 2006, availability on the revolving credit facility, after deducting outstanding letters of credit, was $8.4 million.

In 2004, our parent company, Brickman Group Holdings, Inc. borrowed $45.0 million from a group of lenders. The loan, with a current balance of $36.0 million, bears interest at 5.25% over LIBOR, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. Principal is due on the note as follows: $3.0 million in the second half of 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009.

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

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures. During the three and six month periods ended June 30, 2006, fuel price increases adversely affected our profitability. Fuel prices have fluctuated widely and have generally increased in recent years. These price increases affect the cost of operating trucks, mowers and other power equipment. The fuel price increases also have an effect on cost of producing and shipping chemicals and materials used in our business. Typically, there is a delay in recovering increases in fuel prices through contract rate increases because most of our contracts renew annually or contain rate adjustments based on the Consumer Price Index that are only made annually.

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

Our insurance programs for general liability, vehicle liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured at levels considered reasonable by management. Our accrual for unpaid and incurred but not reported claims under these programs at December 31, 2005 and June 30, 2006 was $9.0 million and $9.1 million, respectively and is included in accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the ultimate amount of these claims is dependent on future developments, in management’s opinion recorded accruals are adequate to cover these claims.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K filed March 24, 2006.

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

ITEM 1A.	RISK FACTORS

Information related to our risk factors are disclosed in Item 1A to our Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description

31.1	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy H. Pease, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Scott W. Brickman, Chief Executive Officer, and Timothy H. Pease, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

The Brickman Group, Ltd. (Registrant)
Date: August 11, 2006

/s/ Timothy H. Pease
Name: Timothy H. Pease
Title: Chief Financial Officer Principal Financial and Principal Accounting Officer