Form 10-Q
period 2006-09-30
BRICKMAN GROUP LTD
filed 2006-11-13
CIK 1216018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2006

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

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BRICKMAN GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except for share data)

	December 31, 2005	(Unaudited) September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,999	$9,954
Accounts receivable, net of allowance for doubtful accounts	55,530	47,391
Unbilled revenue	8,598	28,793
Deferred tax asset	8,614	9,001
Other current assets	3,111	3,363

Total current assets	83,852	98,502
Property and equipment, net of accumulated depreciation	38,572	43,571
Deferred tax asset	3,595	4,541
Deferred charges, net of accumulated amortization	5,392	4,314
Intangible assets, net of accumulated amortization	71,008	60,363
Goodwill	41,666	41,666
Restricted investments and other assets	2,284	2,996

Total	$246,369	$255,953

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,734	$13,070
Deferred revenue	4,682	8,490
Revolving credit	7,000	4,000
Long-term debt - current portion	8,864	8,864
Accrued interest	737	5,147
Accrued expenses	24,736	33,619

Total current liabilities	63,753	73,190
Long-term debt and other liabilities
Long-term debt	169,500	163,738
Other liabilities	3,235	3,942

Total liabilities	236,488	240,870

Commitments and contingencies
Shareholder’s equity:
Class A voting common stock, $.01 par value; 51,317 authorized, issued and outstanding both periods	1	1
Class A non-voting common stock, $.01 par value; 283,548 authorized, issued and outstanding both periods	3	3
Class B non-voting common stock, $.01 par value; 117,517 authorized, issued and outstanding both periods	1	1
Class C non-voting common stock, $.01 par value; 75,000 authorized, issued and outstanding both periods	1	1
Paid-in capital	190,947	190,947
Retained earnings	9,928	15,130
Continuing shareholders’ basis adjustment	(191,000)	(191,000)

Total shareholder’s equity	9,881	15,083

Total liabilities and shareholder’s equity	$246,369	$255,953

The accompanying notes and the Company’s audited financial statements are an integral part of these financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2006	2005	2006
Net service revenues	$114,114	$126,844	$343,202	$359,296
Cost of services provided	75,452	83,520	237,941	248,533

Gross profit	38,662	43,324	105,261	110,763
General and administrative expenses	19,778	20,904	57,470	62,360
Amortization expense	4,620	3,885	13,704	11,653

Income from operations	14,264	18,535	34,087	36,750
Interest expense	5,016	4,957	15,010	14,839

Income before income taxes	9,248	13,578	19,077	21,911
Income tax provision	3,887	5,703	7,917	9,203

Net income	$5,361	$7,875	$11,160	$12,708

The accompanying notes and the Company’s audited financial statements are an integral part of these financial statements.

THE BRICKMAN GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$11,160	$12,708
Adjustments to reconcile net income to net change in cash from operating activities:
Depreciation	10,483	11,970
Amortization	13,704	11,653
Deferred taxes	(3,941)	(1,333)
Change in provision for doubtful accounts	1,047	(336)
Loss (gain) on disposal of assets	9	(192)
Changes in operating assets and liabilities, net of acquisitions	(7,042)	1,180

Net change in cash from operating activities	25,420	35,650

Cash flows from investing activities:
Purchase of property and equipment	(21,880)	(18,898)
Cost of acquired businesses	(6,578)	—
Proceeds from sale of property and equipment	1,562	2,121
Loans to executives	(500)	(650)

Net change in cash from investing activities	(27,396)	(17,427)

Cash flows from financing activities:
Payments on long-term debt	(4,432)	(5,762)
Net borrowings (payments) on revolving credit facility	3,000	(3,000)
Distributions to Brickman Group Holdings, Inc.	(7,555)	(7,506)

Net change in cash from financing activities	(8,987)	(16,268)

Net change in cash	(10,963)	1,955
Cash, beginning of period	11,339	7,999

Cash, end of period	$376	$9,954

The accompanying notes and the Company’s audited financial statements are an integral part of these financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of its adoption on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The Company believes that the impact of adoption will not be material on its consolidated financial statements.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

3.	Accounts Receivable:

Components of accounts receivable are as follows:

	December 31, 2005	(Unaudited) September 30, 2006
Accounts receivable	$58,868	$48,917
Allowance for doubtful accounts	(3,338)	(1,526)

Accounts receivable, net	$55,530	$47,391

Accounts receivable amounts include retention on incomplete projects that will be completed within one year of $310 at December 31, 2005 and $395 at September 30, 2006. All other amounts are due currently.

4.	Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2005	(Unaudited) September 30, 2006
Payroll-related accruals	$9,701	$12,380
Self-insurance reserves	9,010	9,599
Accrued income taxes	3,261	7,757
Other	2,764	3,883

Total accrued expenses	$24,736	$33,619

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

5.	Debt:

Debt consists of the following:

	December 31, 2005	(Unaudited) September 30, 2006
Revolving credit bearing interest at 8.00%	$7,000	$4,000
Current portion of long-term debt	8,864	8,864

Short-term debt	15,864	12,864

11.75% Senior subordinated notes due 2009	150,000	150,000
Senior credit facility, term loan portion, due 2008 currently bearing interest at 9.00%	19,500	13,738

Long-term debt	169,500	163,738

Total debt	$185,364	$176,602

As of September 30, 2006, there was $4,000 outstanding on the revolving portion of the Company’s senior credit facility. Interest rates on the term loan portion of the senior credit facility are set at 0.75% over the prevailing prime rate of interest or are established for periods of up to six months at 2.00% over LIBOR at the Company’s option. The term loan portion of the senior credit facility is fixed on monthly LIBOR contracts maturing in October 2006 and November 2006 at a rate of 9.00% for each month. In connection with an acquisition on October 31, 2006, the Company borrowed $40.0 million on the revolving credit portion of the facility. See the Subsequent Event Note 9, for more information on the transaction.

6.	Stock-based Compensation:

In March 2003, the Company adopted the 2003 Employee Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company may grant options to purchase up to 13,156 shares of Holdings Class A Common stock. The table below summarizes options granted under the plan.

Year granted	Exercise Price per share	Vesting Period	Expiration Date	Weighted Average Remaining Life in Years
2003	$1,000	5 years	March 30, 2013	6.50
2004	$1,200	5 years	May 30, 2014	7.67
2005	$1,650	5 years	June 15, 2015	8.71

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

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income, as reported	$5,361	$11,160
Deduct: Total stock-based compensation determined under the fair value based method for all grants, net of related tax effects	(49)	(156)

Pro forma net income	$5,312	$11,004

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

In the nine months ended September 30, 2006, the Company made distributions to its parent company, Brickman Group Holdings, Inc. (“Holdings”), totaling $7,506. The distributions to its parent company consisted of a distribution used for debt service totaling $6,825, distributions to fund parent company stock redemptions from terminated employees totaling $641 and a $40 distribution for the payment of professional fees. In the nine months ended September 30, 2005, the Company made distributions to Holdings totaling $7,555. The distributions to its parent company consisted of a distribution used for debt service totaling $5,863, and distributions to

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

7.	Related Party Transactions, continued:

fund parent company stock redemptions from terminated employees totaling $1,654 and a $38 distribution for the payment of professional fees.

In August 2006, the Company entered into an additional lease with Brickman Leasing, L.L.C., an entity owned by certain shareholders of Holdings, for land and buildings in Columbus, OH. The lease has a five-year term commencing on January 1, 2007 and terminating on December 31, 2011. The obligations under this lease agreement are $80 in 2007, $83 in 2008, $85 in 2009, $88 in 2010, and $90 in 2011.

During 2006, the Company loaned an executive $650 in connection with the executive’s relocation. The loan is expected to be paid in full by December 31, 2006. During 2005, the Company loaned an executive $500 in connection with the executive’s relocation. The note is a non-interest bearing loan to be forgiven on an annual basis over a ten-year period ending December 31, 2014 contingent upon the executive’s continued employment with the Company. The loan is secured by the executive’s primary residence.

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

The Company’s insurance programs for workers’ compensation, vehicle liability, general liability and employee health care contain self-insured retention amounts. Claims in excess of the self-insured retention amounts are insured at levels considered prudent by management. The Company’s accrual for unpaid and incurred but not reported claims under these programs were $9,599 and $9,010 at September 30, 2006 and December 31, 2005, respectively and is included with accrued expenses in the accompanying Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the ultimate outcome of these claims is dependent on future developments, in management’s opinion, recorded accruals are adequate to cover these claims.

Other: There are no other significant commitments or contingencies as of September 30, 2006 that have not already been disclosed.

THE BRICKMAN GROUP, LTD.

Notes to Consolidated Financial Statements

(Unaudited)

(dollars in thousands except per share amounts)

9.	Subsequent Event:

On October 31, 2006, the Company, through a newly formed wholly-owned subsidiary, Brickman Bengals, LLC, purchased substantially all the assets of a landscaping business with operations in Ohio and Kentucky for total consideration of $52.8 million including an 8.00% Junior Subordinated Convertible Note of $5.0 million. The Company is in the process of allocating the purchase price to the acquired tangible and intangible assets.

The Company funded the cash portion of the purchase price through $40.0 million of borrowings under the revolving portion of the senior credit agreement which was amended in connection with the acquisition, with the remainder of the purchase price funded from working capital. The amendment to the senior credit agreement increased the aggregate revolving portion of the senior credit facility from $30.0 million to $65.0 million.

In connection with the acquisition, Brickman Bengals, LLC pledged its assets as collateral for the Company’s obligations under the senior credit facility and became a guarantor of the senior credit facility and the Company’s 11.75% senior subordinated notes.

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

Results of Operations

The following table for the three-month and nine-month periods ended September 30, 2005 and 2006 depicts costs as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net service revenues	100%	100%	100%	100%
Cost of services provided	66%	66%	69%	69%
Gross profit	34%	34%	31%	31%
General and administrative expenses	17%	16%	17%	17%
Amortization expense	4%	3%	4%	3%
Income from operations	13%	15%	10%	11%
Interest expense	5%	4%	5%	4%
Income before income taxes	8%	11%	5%	7%
Income tax provision	3%	5%	2%	3%
Net income	5%	6%	3%	4%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Revenue for the three months ended September 30, 2006 increased $12.7 million, or 11.1%, to $126.8 million from $114.1 million for the same period in 2005. This increase was driven by an increase of $12.8 million or 11.2% in landscape services revenues. The increase in landscape maintenance revenues was primarily the result of new contract sales and growth in supplemental landscape maintenance services, including design build and work order projects. Landscape maintenance revenue was the largest component of revenue accounting for 92.0% of total revenue for the three months ended September 30, 2006.

Gross profit. Gross profit for the three months ended September 30, 2006 increased $4.6 million, or 11.9%, to $43.3 million from $38.7 million for the same period in 2005. The increase in gross profit resulted primarily from the increase in landscape maintenance revenue described above. Gross margin (gross profit as a percent of revenue) for the three months ended September 30, 2006 was 34.2% compared to 33.9% for the same period in 2005.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2006 increased $1.1 million, or 5.6%, to $20.9 million from $19.8 million for the same period in 2005. General and administrative expenses as a percentage of revenue decreased to 16.5% for the three months ended September 30, 2006 from 17.3% for the three months ended September 30, 2005 due to higher percentage growth rates in revenue compared to general and administrative expenses in the period.

Amortization expense. Amortization expense decreased for the three months ended September 30, 2006 by $0.7 million to $3.9 million from $4.6 million for the same period in 2005. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships are being amortized on an accelerated basis over their useful lives of 1 to 14 years.

Income from operations. Income from operations increased for the three months ended September 30, 2006 by $4.2 million to $18.5 million from $14.3 million for the same period in 2005. The increase in gross profit from landscape maintenance revenue, described above, was principally responsible for the increase.

Interest expense. Interest expense for the three-month period ended September 30, 2006 was $5.0 million, unchanged from the same period in 2005. Average debt outstanding decreased to $182.5 million during the three months ended September 30, 2006 from $191.7 million during the three months ended September 30, 2005. The weighted average rate of interest on the borrowings increased to 10.9% for the three months ended September 30, 2006 from 10.5% for the same period in 2005.

Income taxes. An income tax provision was recorded for the three months ended September 30, 2006 and 2005 at an effective rate of 42.0%. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. Net income increased for the three months ended September 30, 2006 by $2.5 million to $7.9 million from $5.4 million for the same period in 2005. This increase is primarily a result of increased revenues.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Revenue for the nine months ended September 30, 2006 increased by $16.1 million, or 4.7%, to $359.3 million from $343.2 million for the same period in 2005. The increase was driven by an increase of $36.9 million or 12.3% in total landscape services revenues, offset by a decrease of $20.8 million or 47.0% in snow removal revenues from the first nine months of 2005. The increase in landscape services was fueled by growth in new landscape maintenance contracts and supplemental landscape services. The decrease in snow removal revenues was primarily the result of significantly less snowfall amounts in many of our markets in 2006 compared to 2005. Landscape maintenance revenue was the largest component of revenues accounting for 86.3% of total revenue for the nine months ended September 30, 2006.

Gross profit. Gross profit for the nine months ended September 30, 2006 increased by $5.5 million, or 5.2%, to $110.8 million from $105.3 million for the same period in 2005. The increase in gross profit was the result of the additional landscape maintenance revenue offset by the lower snow removal volume described above. Gross margin (gross profit as a percent of revenue) was 30.8% compared to 30.7% for the same period in 2005.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2006 increased $4.9 million or 8.5% to $62.4 million from $57.5 million for the same period in 2005. General and administrative expenses as a percentage of revenue increased to 17.4% for the nine months ended September 30, 2006 from 16.7% for the nine months ended September 30, 2005. Lower snow removal revenues, described above, resulted in general and administrative expenses increasing at a faster rate than revenue in the nine months ended September 30, 2006 compared to the same period in 2005.

Amortization expense. Amortization expense decreased for the nine months ended September 30, 2006 by $2.0 million to $11.7 million from $13.7 million for the same period in 2005. Amortization expense relates to the customer contracts and relationships intangible asset. Customer contracts and relationships have estimated useful lives of 1 to 14 years.

Income from operations. Income from operations for the nine months ended September 30, 2006 increased $2.7 million to $36.8 million from $34.1 million for the same period in 2005. The increase in landscape services revenue described above was primarily responsible for the increase.

Interest expense. Interest expense for the nine months ended September 30, 2006 decreased $0.2 million to $14.8 million from $15.0 million for the same period in 2005. Average debt outstanding decreased to $181.0 million during the nine months ended September 30, 2006 from $184.7 million during the nine months ended September 30, 2005 as a result of scheduled payments of bank debt during the period. The weighted average rate of interest on the borrowings increased to 10.9% for the nine months ended September 30, 2006 from 10.8% for the same period in 2005.

Income taxes. An income tax provision was recorded for the nine months ended September 30, 2006 at an effective rate of 42.0%, as compared to an effective rate of 41.5% for the same period in 2005. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Net income. The net income of $12.7 million for the nine months ended September 30, 2006 represented an increase of $1.5 million from net income of $11.2 million in the same period in 2005.

Liquidity and Capital Resources

We have historically used internal cash flow from operations and borrowings under our existing credit facility to fund our operations, capital expenditures and working capital requirements. For the nine month periods ended September 30, 2006 and 2005, cash provided by operating activities was $35.7 million and $25.4 million, respectively. The increase is primarily attributed to increased collection of receivables in the first nine months of 2006 compared to the same period in 2005.

Our capital expenditure requirements are primarily comprised of landscape equipment, trucks and trailers. Our capital expenditures were $18.9 million and $21.9 million, for the nine months ended September 30, 2006 and 2005, respectively. The decrease in capital expenditures is attributable to the acquisition of an airplane for executive travel in 2005. Excluding the airplane acquisition, capital expenditures increased by $1.4 million reflecting the purchase of new equipment necessary to support new sales.

In the nine months ended September 30, 2006, net cash used in financing activities was $16.3 million, consisting of debt repayments of $5.8 million, and distributions to our parent company, Brickman Group Holdings, Inc., totaling $7.5 million and payments on our revolver of $3.0 million. The distributions to our parent company consisted of a distribution used by our parent company for debt service totaling $6.8 million, distributions to fund parent company stock redemptions from terminated employees totaling $0.6 million and the balance of the distributions were for the payment of professional fees. In the nine months ended September 30, 2005, net cash used in financing activities was $9.0 million, consisting of draws on our revolver of $3.0 million offset by debt repayments of $4.4 million, and distributions to our parent company totaling $7.6 million. These distributions consisted of a distribution used by our parent company for debt service totaling $5.9 million, and distributions to fund parent company stock redemptions from terminated employees totaling $1.7 million.

As of September 30, 2006, we had a $4.0 million balance outstanding on the $30.0 million revolving portion of our senior credit facility and the term loan portion of our senior credit facility is fixed on 30-day LIBOR contracts expiring in October and November of 2006 at a rate of 9.00%. As of September 30, 2006, availability on the revolving credit facility, after deducting outstanding letters of credit, was $18.0 million.

On October 31, 2006, our wholly-owned subsidiary Brickman Bengals, LLC purchased substantially all of the assets of a landscaping business with operations in Ohio and Kentucky. The purchase price for the assets was $47.8 million in cash plus our issuance of a $5.0 million 8% junior subordinated convertible note and the assumption of specified liabilities. In connection with this acquisition, we amended our senior credit facility to, among other things, increase the maximum revolving loan portion of the facility to $65.0 million from $30.0 million and we funded the cash portion of the purchase price through a $40.0 million borrowing on this revolver and from working capital. The $5.0 million 8% junior subordinated convertible note is subordinated in right of payment, to the extent set forth in the convertible note, to the prior payment in full of all senior debt (as defined in the convertible note) including all of our indebtedness and obligations under our senior credit facility and under our senior subordinated notes. The convertible note matures no later than one year from the date of issuance and may be required to be repaid at an earlier date in specific circumstances as set forth in the convertible note. The holder may convert the outstanding principal balance of the convertible note into equity interests of our parent, Brickman Group Holdings, Inc., or its successor on the terms set forth in the convertible note. As of November 3, 2006 and after giving effect to this acquisition, we had a $29.0 million balance outstanding on the revolving portion of our senior credit facility.

In 2004, our parent company, Brickman Group Holdings, Inc. borrowed $45.0 million from a group of lenders. The loan, with a current balance of $34.5 million, bears interest at 5.25% over LIBOR, and amortizes through November 2009. Our parent company is a holding company and as such will rely on our cash flow to service this obligation. Principal is due on the note as follows: $1.5 million in the fourth quarter of 2006, $6.5 million in 2007, $7.5 million in 2008, and $19.0 million in 2009.

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

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures. During the nine month period ended September 30, 2006, fuel price increases adversely affected our profitability. Fuel prices have fluctuated widely and have generally increased in recent years. These price increases affect the cost of operating trucks, mowers and other power equipment. The fuel price increases also have an effect on cost of producing and shipping chemicals and materials used in our business. Typically, there is a delay in recovering increases in fuel prices through contract rate increases because most of our contracts renew annually or contain rate adjustments based on the Consumer Price Index that are only made annually.

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

Our insurance programs for general liability, vehicle liability, workers compensation and employee health care contain self-insured retention amounts. Claims in excess of the self-insurance retention amounts are insured at levels considered reasonable by management. Our accrual for unpaid and incurred but not reported claims under these programs at December 31,

2005 and September 30, 2006 was $9.0 million and $9.6 million, respectively and is included in accrued expenses in the accompanying Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. While the ultimate amount of these claims is dependent on future developments, in management’s opinion recorded accruals are adequate to cover these claims.

Recent Development

We have engaged financial advisors to assist our Company and our parent company, Brickman Group Holdings, Inc., in exploring and evaluating strategic alternatives. We can give no assurances that we will pursue any such strategic alternatives.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006, there were no changes with regard to market risk that would require further quantitative or qualitative disclosure. For our quantitative and qualitative disclosures about market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K filed March 24, 2006.

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

ITEM 1A.	RISK FACTORS

Information related to our risk factors is disclosed in Item 1A to our Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
4.6	Second Supplemental Indenture, dated as of October 31, 2006, among Brickman Bengals, LLC, The Brickman Group, Ltd., the Existing Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, under the Indenture dated as of December 20, 2002 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 3, 2006).

10.26	Asset Purchase Agreement, dated October 31, 2006, by and among The Brickman Group, Ltd., Brickman Bengals, LLC, Groundmasters, Inc., Groundmasters, LLC and Michael G. Rorie (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 3, 2006).

10.27	The Brickman Group, Ltd. 8.00% Junior Subordinated Convertible Note, dated October 31, 2006, issued by The Brickman Group, Ltd. in favor of Groundmasters, Inc. and joined by Brickman Group Holdings, Inc (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 3, 2006).

10.28	Consent and Third Amendment to Credit Agreement, dated as of October 31, 2006, by and among The Brickman Group, Ltd., Brickman Group Holdings, Inc., the other Loan Parties named therein, Antares Capital Corporation as Agent and Lender and the other Lenders named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 3, 2006).

10.29	Lease Agreement, dated as of August 23, 2006, between Brickman Leasing L.L.C. and The Brickman Group, Ltd. regarding property located in Columbus, Ohio.

31.1	Certification by Scott W. Brickman, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification by Timothy H. Pease, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Scott W. Brickman, Chief Executive Officer, and Timothy H. Pease, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

The Brickman Group, Ltd.
(Registrant)

Date: November 13, 2006	/s/ Timothy H. Pease
Name: Timothy H. Pease
Title: Chief Financial Officer
Principal Financial and Principal Accounting Officer